Form 10-Q
period 1996-03-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 1996-05-15
CIK 776105

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 0-14536



                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



        Delaware                                 04-2869812
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                                    FORM 10-Q
                                 MARCH 31, 1996

                                      INDEX



Part I.       Financial Information

     Item I.  Financial Statements
              Consolidated Balance Sheets as of
               March 31, 1996 and December 31, 1995

              Consolidated Statements of Operations for
               the three months ended March 31, 1996 and 1995

              Consolidated Statements of Cash Flows for
               the three months ended March 31, 1996 and 1995

              Consolidated Statement of Change in Partners'
               Equity for the three months ended March 31, 1996
               and 1995

              Notes to Consolidated Financial Statements

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                         Mar. 31,          Dec. 31,
                                                                                           1996              1995
                                                                                         --------          ------
                                                                                     (Unaudited)          (Audited)
                                                                                           (Amounts in Thousands)
Land     .......................................................................         $ 16,757          $ 16,757

Buildings and improvements......................................................          239,813           239,769
                                                                                         --------          --------

                                                                                          256,570           256,526

Less:  Accumulated depreciation.................................................          124,653          122,065
                                                                                         --------         --------

                                                                                          131,917           134,461

Cash and cash equivalents.......................................................           10,464             9,216

Investment securities...........................................................            3,600             3,672

Other deposits..................................................................              221               221

Prepaid expenses and other assets...............................................            5,162             5,511

Deferred costs, net of accumulated amortization
    of $12,889 and $12,639 as of March 31,
    1996 and December 31, 1995, respectively....................................            6,144             6,394

Equity investment in Development Partnership....................................           20,699            20,898
                                                                                       ----------          --------

         Total Assets...........................................................         $178,207          $180,373
                                                                                         ========          ========


    LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

    Mortgage loan...............................................................         $198,307          $198,650

    Accounts payable, accrued expenses, accrued
     interest and other.........................................................           11,308             9,854
                                                                                         --------          --------

         Total Liabilities......................................................          209,615           208,504
                                                                                         --------          --------
Commitments and Contingencies

Partners' Capital:

    Limited Partners - Units of Investor Limited

         Partnership Interest, $65,000 stated value
         per cash unit and $66,000 stated value per
         deferred unit; 3,500 units, authorized,
         issued and outstanding.................................................         (10,769)           (7,557)

    General Partners............................................................         (20,639)          (20,574)
                                                                                        ---------         --------

         Total Partners' Capital................................................         (31,408)          (28,131)
                                                                                       ----------        ----------

         Total Liabilities and Partners' Capital................................         $178,207          $180,373
                                                                                         ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                              1996            1995
                                                                                             ------          -----
                                                                                         (Amounts in Thousands)

REVENUES:


      Base rental revenue.......................................................          $ 6,180           $ 6,280


      Common area expense reimbursements........................................            2,712             3,165


      Interest and other income.................................................              126               155
                                                                                          -------           -------

         Total Revenues.........................................................            9,018             9,600
                                                                                          -------           -------

EXPENSES:

      Utilities.................................................................              427               509

      Repairs, maintenance and security.........................................            1,430             1,338

      Real estate taxes.........................................................              683               632

      General and administrative................................................              494               492

      Asset and property management fee.........................................              188               188

      Interest expense..........................................................            5,882             5,917

      Depreciation and amortization.............................................            2,933             3,245

      Insurance.................................................................               87                85
                                                                                          -------           -------

         Total Expenses.........................................................           12,124            12,406
                                                                                          -------           -------


         Operating loss.........................................................          (3,106)           (2,806)

Equity in Gain (Loss) of Development

  Partnership...................................................................            (199)              81
                                                                                       ----------        --------

         Loss Before Minority Interest..........................................          (3,305)           (2,725)

Minority Interest in Operating Partnership
      and Management Partnership................................................               28                24
                                                                                          -------           -------
         Net Loss...............................................................         $(3,277)          $(2,701)
                                                                                         =======           =======
Net Loss Allocated to General Partners..........................................         $   (65)          $   (54)
                                                                                         =======           =======
Net Loss Allocated to Investor
      Limited Partners..........................................................         $(3,212)          $(2,647)
                                                                                         =======           =======

Net Loss per unit of Limited Partner Interest                                            $    (1)          $    (1)
                                                                                          =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                        For the Three Months
                                                                                             Ended March 31,
                                                                                           1996              1995
                                                                                        ----------        -------
                                                                                         (Amounts in thousands)

Cash flow from operating activities:

      Net loss..................................................................       $  (3,277)        $  (2,701)

      Adjustments to reconcile net income to net cash provided by operating activities:


         Depreciation and amortization..........................................            2,838             3,153


         Minority interest in loss/income of operating
         partnership and Management Partnership.................................             (28)              (24)

         Equity in (gain) loss of the Development Partnership                                199               (81)

         Change in assets and liabilities:

         Increase in other deposits.............................................          -                     (2)

         Decrease in prepaid expenses and
          other assets..........................................................              377               270


         Increase (decrease) in accounts payable,
          accrued expenses and other............................................            1,454               594

         Increase in deferred costs related to
          operating activities..................................................          -                  (196)
                                                                                       ----------       ---------
          Net cash provided by (used in) operating activities                              1,563              1,013

Cash flows from investing activities:


      Capital expenditures......................................................             (44)              (42)


      Net (increase) decrease in
   investment securities........................................................               72             (298)
                                                                                            -----        ---------

          Net cash provided (used) by
           investing activities.................................................               28             (340)
                                                                                          -------        ---------

Cash flows from financing activities:
      Principal payments on mortgage loan.......................................            (343)             (305)
                                                                                          -------        ---------
         Net cash used in financing activities..................................          (343)               (305)
                                                                                        -------          ---------

Net increase (decrease) in cash and cash equivalents                                        1,248              368

Cash and cash equivalents at beginning of period                                            9,216             6,767
                                                                                        ---------          ---------

Cash and cash equivalents at end of period......................................     $   10,464           $   7,135
                                                                                     ==========           =========

Supplemental disclosure of cash flow information:

      Cash paid for interest....................................................     $      5,881         $   5,920
                                                                                     ============         =========


The accompanying notes are an integral part of these consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY


               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                              (UNAUDITED) (NOTE 1)


                                                               Investor
                                                               Limited              General
                                                               Partners             Partners              Total
                                                                     (Amounts in Thousands)
Balance, December 31, 1994................................     $ 57,346             $(19,249)             $ 38,097

Net Loss..................................................       (2,647)                 (54)               (2,701)
                                                               ----------           ------------        ---------

Balance, March 31, 1995...................................     $ 54,699             $(19,303)             $ 35,396
                                                               ========             ========              ========

Balance, December 31, 1995................................     $  (7,557)           $(20,574)             $(28,131)

Net Loss..................................................        (3,212)                (65)               (3,277)
                                                               ----------           ------------        ----------

Balance, March 31, 1996...................................     $(10,769)            $(20,639)             $(31,408)
                                                               =========            ========              =========

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 1996

1.        ORGANIZATION

          Winthrop California Investors Limited Partnership (the "Partnership") was originally organized on January 24, 1985 under the Maryland Uniform Limited Partnership Act and was reorganized on October 16, 1985 as a Delaware Limited Partnership, to own a 99% General
          Partnership interest in Crow Winthrop Operating Partnership, a Maryland General Partnership (the "Operating Partnership") as well as a 25% Limited Partnership interest in Crow Winthrop Development Limited Partnership, a Maryland Limited Partnership (the "Development Partnership").





          The partnership subsequently acquired in March 1992 a 99% limited partnerhsip interest in Winthrop California Management Limited Partnership, a Maryland limited partnership (the "Management Partnership").





          On July 30, 1985 (the "Acquisition Date"), the Operating Partnership acquired the Fluor Corporation World Headquarters Facility (the "Headquarters Facility") in Irvine, California from Fluor Corporation ("Fluor") consisting of approximately 1,817,000 rentable square feet, the directly underlying land of approximately 14.8 acres and all related rights and easements.





          As of the same date, the Development Partnership acquired 122.2 acres of undeveloped land surrounding the Headquarters Facility (the "Excess Land" - together with the Headquarters Facility, the "Property").





          The Properties were acquired for a total price of $337,000,000 (the "Purchase Price") consisting of $302,000,000 paid on the Acquisition Date (the "Fixed Purchase Price") and $35,000,000 paid in August 1986 (the "Contingent Purchase Price") when certain development rights were approved for the Development Partnership.





          The General Partners of the Partnership are Winthrop Financial Associates ("WFA") and Three Winthrop Properties, Inc. ("Three Winthrop"). The General Partners made capital contributions totaling $101 for a 2.0% interest in the operating profits and losses of the Partnership.

2.        SIGNIFICANT ACCOUNTING POLICIES


          The accompanying consolidated financial statements include the accounts of the Partnership, the Operating Partnership and the Management Partnership. The Partnership is the 99% General Partner of the Operating Partnership and the 99% Limited Partner of the Management Partnership. The remaining 1% ownership interest held by an unaffiliated partner of the Operating Partnership (Crow Irvine #2) and by an affiliated partner of the Management Partnership (First Winthrop Properties, Inc.) have been included in other assets in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.



          The  Partnership  owns  a  25%  Limited  Partner's   interest  in  the
          Development Partnership, which is accounted for under the equity method.


          The consolidated financial statements were prepared on the accrual basis of accounting and reflect the Partnership's results of operations for an interim period which may not necessarily be indicative of the results of operations for the year ending December 31, 1996. All adjustments considered necessary for a fair presentation of results of operations for an interim period have been made in the accompanying consolidated financial statements.
           These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Form 10-K.

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         The Partnership's assets consist of (i) a general partnership interest in Crow Winthrop Operating Partnership, a Maryland general partnership (the "Operating Partnership") which owns a 1.8 million square foot office facility known as the Fluor Corporation World Headquarters Facility in Irvine (Orange County), California (the "Headquarters Facility"), (ii) a limited partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the "Development Partnership") which owns in excess of 120 acres of land surrounding the Headquarters Facility (the "Excess Land") and (iii) a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership ("WC Management").





         The Partnership's ability to continue in existence is contingent on (i) the ability of the Operating Partnership to continue in existence, and in particular to restructure the mortgage loan encumbering the Headquarters Facility, and to generate revenue allocable to the Partnership either as a result of distributions from WC Management (derived from the management of the Operating Partnership's properties) and/or distributions from operations of the Operating Partnership and (ii), to a lesser extent, the ability of the Development Partnership to continue in existence and to generate revenue to the Partnership as a result of distributions from the Development Partnership.





         To  date  the  annual  asset  management  fee  due  Winthrop  Financial
Associates ("WFA") and the monies to pay general and administrative expenses have been funded by the Partnership's reserves and cash flow from the Operating Partnership. Commencing in 1990, and through the first quarter of 1996, however, WFA has not been paid its annual asset management fee. As of March 31, 1996, $4,687,000 of this fee was payable to WFA. The General Partners do not anticipate that there will be cash distributions from the Operating Partnership or the Development Partnership in the near future and the General Partners may or may not ask WFA to continue to defer the payment of its asset management fee. The deferred asset management fees will be paid as a priority from available sources of cash prior to any future distributions to partners of the Partnership if and when they are paid.





         As of March 31, 1996, approximately $3,600,000 remains in the Partnership's reserve account. These funds will be utilized to satisfy operating deficits and will be available to the Partnership and Operating Partnership in its restructuring efforts.





Cash provided by operating activities increased from $1,013,000 for the three months ended March 31, 1995 to $1,562,000 for the three months ended March 31, 1996. This increase is the result of an increase of $860,000 in accounts payable, accrued expenses and other primarily due to an increase in prepaid rent of $600,000 and real estate taxes due of $300,000.
 Cash used in financing activities, specifically the principal payments on the mortgage loan, remained consistent with prior periods. During the first quarter of 1995 the Partnership used $340,000 for its investing activities. During the first quarter of 1996 the Partnership's investing activities provided cash of $29,000. This is attributable to the net result of $150,000 being drawn from reserves less $78,000 of interest income going into reserves and $44,000 being spent on capital items.

On April 1, 1996 the mortgage held by Pacific Mutual Life Insurance Company ("PAC") matured and the final principal payment of $198 million became due. The current value of the Headquarters Facility is less than the balance due on its mortgage debt. The Operating Partnership is not able to refinance the loan or sell the Headquarters Facility for an amount sufficient to pay the amount currently due under the loan. On April 10, 1996 PAC notified the Partnership that it had agreed to extend the maturity date through June 1996. The Partnership continues to pay debt service on the loan during the extension period. The Partnership is currently negotiating with the Headquarters Facility's largest tenant to renegotiate a long term lease that may assist the Operating Partnership in securing restructured financial terms from PAC. If these negotiations are not successful and the Partnership is unable to refinance this debt the headquarters facility could be lost through foreclosure at maturity. In such event, the Operating Partnership may have to explore alternative strategies to maintain its interest in the property, including the filing of a bankruptcy petition.





At this time, it appears that the original investment objective of capital growth from the inception of the Partnership will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the properties and the market in which they are located. The ability to hold and operate the properties is dependent upon the Operating Partnership's ability to restructure or refinance its mortgage indebtedness.





Results of Operations





The net loss realized by the Partnership for the first quarter 1996 was $3,277,000 compared to $2,701,000 for the same period in 1995. Base rent revenue and common area expense reimbursements reported for the first quarter of 1996 decreased in comparison to that reported for the first quarter of the prior year. This decrease is attributed to space vacated during 1995 and being leased at a lower base rent and higher base for operating expense reimbursement calculation. For the period ended March 31, 1996 operating expenses, before depreciation and amortization, were $9,191,000 which is consistent with the same period in 1995 of $9,161,000. Depreciation and amortization for the same period decreased by $312,000. Equity in gain (loss) of Development Partnership was reduced from a gain of $81,000 in the first quarter of 1995 to a loss of $199,000 in the first quarter 1996.

PART II - OTHER INFORMATION





ITEM 6                     EXHIBITS AND REPORTS ON FORM 8-K
                           --------------------------------





     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.





     b) Reports on Form 8-K: No Report on Form 8-K was filed during the period.

                                   SIGNATURE








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                                  (Registrant)








            By: Winthrop Financial Associates, A Limited Partnership
                Managing General Partner


DATED:        May 14, 1996    By:  /s/ Michael L. Ashner
                                       Michael L. Ashner
                                       Chief Executive Officer

DATED:        May 14, 1996    By:  /s/ Edward V. Williams
                                       Edward V. Williams
                                       Chief Financial Officer