Form 10-Q
period 1996-06-30
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 1996-08-14
CIK 776105

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 0-14536



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

                                    FORM 10-Q
                                  JUNE 30, 1996




Part I.       Financial Information


                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                         June 30,          Dec. 31,
                                                                                           1996              1995
                                                                                         --------          ------
                                                                                       (Unaudited)        (Audited)
                                                                                          (Amounts in Thousands)

Land     .......................................................................         $ 16,757          $ 16,757
Buildings and improvements......................................................          239,822           239,769
                                                                                         --------          --------
                                                                                          256,579           256,526
Less:  Accumulated depreciation.................................................          127,235          122,065
                                                                                         --------         --------
                                                                                          129,344           134,461
Cash and cash equivalents.......................................................           10,642             9,216
Investment securities...........................................................            1,447             3,672
Other deposits..................................................................              217               221
Prepaid expenses and other assets...............................................            5,038             5,511
Deferred costs, net of accumulated amortization
    of $12,889 and $12,639 as of June 30,
    1996 and December 31, 1995, respectively....................................            5,948             6,394
Equity investment in Development Partnership....................................           20,500            20,898
                                                                                       ----------          --------
         Total Assets...........................................................         $173,136          $180,373
                                                                                         ========          ========

    LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgage loan...............................................................         $197,954          $198,650
    Accounts payable, accrued expenses, accrued
     interest and other.........................................................            9,989             9,854
                                                                                         --------          --------
         Total Liabilities......................................................          207,943           208,504
                                                                                         --------          --------

Commitments and Contingencies

Partners' Capital:
    Limited Partners - Units of Investor Limited
         Partnership Interest, $65,000 stated value
         per cash unit and $66,000 stated value per
         deferred unit; 3,500 units, authorized,
         issued and outstanding.................................................         (14,099)           (7,557)
    General Partners............................................................         (20,708)          (20,574)
                                                                                        ---------         --------
         Total Partners' Capital................................................         (34,807)          (28,131)
                                                                                       ----------        ----------
         Total Liabilities and Partners' Capital................................        $173,136          $180,373
                                                                                         ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             For the Three Months              For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           1996             1995              1996             1995
                                                                          ------           ------            ------           -----
                                                                                           (Amounts in Thousands)
                                                                                           (Except per unit data)
REVENUES:
      Base rent revenue..............................                    $ 6,004          $ 6,284           $12,184          $12,564
      Common area expense reimbursements                                   2,728            3,162             5,440            6,327
      Interest and other income......................                        192              283               318              438
                                                                        --------          -------           -------          -------
         Total Revenues..............................                      8,924            9,729            17,942           19,329
                                                                         -------          -------           -------          -------

EXPENSES:
      Utilities......................................                        443              814               870            1,323
      Repairs, maintenance and security                                    1,508            1,445             2,938            2,783
      Real estate taxes..............................                        690              634             1,373            1,266
      General and administrative.....................                        433              690               927            1,182
      Asset and property management fee                                      187              187               375              375
      Interest expense...............................                      5,869            5,907            11,751           11,824
      Depreciation and amortization                                        2,930            3,245             5,863            6,490
      Insurance......................................                         94               82               181              167
                                                                           -----          -------           -------          -------
         Total Expenses..............................                     12,154           13,004            24,278           25,410
                                                                         -------          -------           -------          -------
         Operating loss..............................                    (3,230)          (3,275)           (6,336)          (6,081)
Equity in Income/(Loss) of Development
  Partnership........................................                      (198)             -                (397)              81
                                                                         -------          -------          -------          -------
         Loss Before Minority Interest                                   (3,428)          (3,275)           (6,733)          (6,000)
Minority Interest in Operating Partnership
      and Management Partnership.....................                         29               26                57              50
                                                                          ------          -------           -------         -------
         Net Loss....................................                   $(3,399)         $(3,249)          $(6,676)         $(5,950)
                                                                        ========         =======           =======          =======
Net Loss Allocated to General Partners                                 $    (68)         $   (65)        $   (134)          $  (119)
                                                                       =========          =======         ========          =======
Net Loss Allocated to Investor
      Limited Partners...............................                   $(3,331)         $(3,184)          $(6,542)         $(5,831)
                                                                        ========         =======           =======          =======
Net Loss per unit of Limited Partner
      Interest.......................................                 $    (951)       $    (910)      $    (1,869)     $    (1,666)
                                                                      ==========       =========       ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.


                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                        For the Six Months
                                                                                             Ended June 30,
                                                                                           1996              1995
                                                                                        ----------        -------
                                                                                         (Amounts in thousands)
Cash flow from operating activities:
      Net loss..................................................................       $  (6,676)        $  (5,950)
      Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization..........................................           5,670             6,307
         Minority interest in income of Operating
         Partnership and Management Partnership.................................             (57)              (50)
         Equity in loss (gain) of the Development Partnership                                397               (81)
         Change in assets and liabilities:
         Decrease in other deposits.............................................               4               713
         Decrease in prepaid expenses and other assets                                       531               385
         Increase (decrease) in accounts payable,
          accrued expenses and other............................................
          operating activities..................................................             (54)                -
                                                                                          -------       ----------
          Net cash (used in) provided by operating activities                                (50)              400
                                                                                         ------            -------
Cash flows from investing activities:
      Capital expenditures......................................................             (53)             (141)
      Net decrease in investment securities.....................................           2,225             1,312
                                                                                          ------         ---------
          Net cash provided by investing activities                                        2,172             1,171
                                                                                           ------        ---------
Cash flows from financing activities:
      Principal payments on mortgage loan.......................................            (696)             (619)
                                                                                          -------        ---------
         Net cash used in financing activities..................................            (696)             (619)
                                                                                         -------          ---------
Net increase in cash and cash equivalents.......................................           1,426               952
Cash and cash equivalents at beginning of period                                           9,216             6,767
                                                                                       ---------          ---------
Cash and cash equivalents at end of period......................................     $    10,642         $   7,719
                                                                                      ==========         =========
Supplemental disclosure of cash flow information:
      Cash paid for interest....................................................     $    11,752         $  11,830
                                                                                     ============        =========

The accompanying notes are an integral part of these consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (UNAUDITED) (NOTE 1)

                                                               Investor
                                                               Limited              General
                                                               Partners             Partners              Total
                                                                     (Amounts in Thousands)
Balance, December 31, 1994................................     $ 57,346             $(19,249)             $ 38,097
Net Loss..................................................       (5,831)                (119)               (5,950)
                                                               ----------           -----------           ---------

Balance, June 30, 1995....................................     $ 51,515             $(19,368)             $ 32,147
                                                               ========             ========              ========
Balance, December 31, 1995................................     $ (7,557)            $(20,574)             $(28,131)
Net Loss..................................................       (6,542)                (134)               (6,676)
                                                               ----------           -----------         ----------
Balance, June 30, 1996....................................     $(14,099)            $(20,708)             $(34,807)
                                                               =========            ========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

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

          The Partnership subsequently acquired in March 1992 a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership (the "Management Partnership").

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

          The Partnership owns a 25% Limited Partnership interest in the Development Partnership, which is accounted for under the equity method.

          The consolidated financial statements were prepared on the accrual basis of accounting and reflect the Partnership's results of operations for an interim period which may not necessarily be indicative of the results of operations for the year ending December 31, 1996. All adjustments considered necessary for a fair presentation of results of operations for an interim period have been made in the accompanying consolidated financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership does not have the financial resources to fund the principal amount of $197,954,000 due under the mortgage loan upon maturity. In addition, the General Partner has been unsuccessful in obtaining financing from the current lender or other available sources of capital. On April 1, 1996 the mortgage held by Pacific Mutual Life Insurance Company ("PAC") matured and the final principal payment of $198 million became due. The current value of the Headquarters
          Facility is less than the balance due on its mortgage debt. The Operating Partnership was not able to refinance the loan or sell the Headquarters Facility for an amount sufficient to pay the amount currently due under the loan. On April 10, 1996 PAC verbally notified the Partnership that it had agreed to extend the maturity date through June 1996. The Partnership has continued to pay debt service on the loan during the extension period upon the same terms prior to maturity. On July 11, 1996 the Partnership received a Notice of Default and Election to sell under Deed of Trust which gives 90 days to cure payment defaults. The Partnership is currently negotiating with the Headquarters Facility's largest tenant to renegotiate a long term lease that may assist the Operating Partnership in securing restructured financial terms from PAC. If these negotiations are not successful and the Partnership is unable to refinance this debt the headquarters facility could be lost through foreclosure at maturity. In such event, the Operating Partnership may have to explore alternative strategies to maintain its interest in the property, including the filing of a bankruptcy petition.

          This matter raises substantial doubt as to the Partnership's ability to continue as a going concern for a reasonable period of time.

          The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Partnership be unable to continue as a going concern. The Partnership's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis and obtain financing as may be required. Management's plan, with respect to the Partnership, is to pursue concessions on the mortgage loan.

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

To date the annual asset management fee due Winthrop Financial Associates ("WFA") and the monies to pay general and administrative expenses have been funded by the Partnership's reserves and cash flow from the Operating Partnership. Commencing in 1990, and through the second quarter of 1996, however, WFA has not been paid its annual asset management fee. As of June 30, 1996, $4,875,000 of this fee was payable to WFA. The General Partners do not anticipate that there will be cash distributions from the Operating Partnership or the Development Partnership in the near future and the General Partners may or may not ask WFA to continue to defer the payment of its asset management fee.
 The deferred asset management fees will be paid as a priority from available sources of cash prior to any future distributions to partners of the Partnership if and when they are paid.

As of June 30, 1996, approximately $1,447,000 remains in the Partnership's reserve account. These funds will be utilized to satisfy operating deficits and will be available to the Partnership and Operating Partnership in its restructuring efforts.

Cash used by operating activities for the six months ended June 30, 1996 amounted to $50,000, compared to cash provided by operations of $400,000 for the six months ended June 30, 1995. This decrease is the result of lower rental income. Cash used in financing activities, specifically the principal payments on the mortgage loan were $696,000 and $619,000 during the six months ended June 30, 1996 and 1995, respectively. During the first six months ended June 30, 1996 $2,172,000 of cash was provided by investing activities compared to $1,171,000 for the six months ended June 30, 1995.

On April 1, 1996 the mortgage held by Pacific Mutual Life Insurance Company ("PAC") matured and the final principal payment of $198 million became due. The current value of the Headquarters Facility is less than the balance due on its mortgage debt. The Operating Partnership was not able to refinance the loan or sell the Headquarters Facility for an amount sufficient to pay the amount currently due under the loan. On April 10, 1996 PAC verbally notified the
Partnership that it had agreed to extend the maturity date through June 1996. The Partnership has continued to pay debt service on the loan during the extension period upon the same terms prior to maturity. On July 11, 1996 the Partnership received a Notice of Default and Election to sell under Deed of Trust which gives 90 days to cure payment defaults. The Partnership is currently negotiating with the Headquarters Facility's largest tenant to renegotiate a long term lease that may assist the Operating Partnership in securing restructured financial terms from PAC. If these negotiations are not successful and the Partnership is unable to refinance this debt the headquarters facility could be lost through foreclosure at maturity. In such event, the Operating Partnership may have to explore alternative strategies to maintain its interest in the property, including the filing of a bankruptcy petition.

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

Results of Operations

The net loss realized by the Partnership for the first six months 1996 was $6,676,000 compared to $5,950,000 for the same period in 1995. The net loss for the three months ended June 30, 1996 was $3,399,000 compared to $3,249,000 for the same period in 1995. The increase in the net loss in both periods is attributable to a decrease in total revenues partially offset by a decrease in expenses. Total revenues decreased by $805,000 and $1,387,000 for the three month and six month periods ended June 30, 1996, as compared to the same periods in 1995. Base rent revenue and common area expense reimbursements decreased primarily as a result of leases turning over at lower base rents, and higher operating expense bases. The average occupancy at the property remained stable at 98% for the six month periods ended June 30, 1996 and 1995.

Total expenses decreased from $13,004,000 and $25,410,000 for the three and six months ended June 30, 1995 to $12,154,000 and $24,278,000 for the three and six months ended June 30, 1996. These decreases were primarily attributed to decreases in utilities, general and administrative, interest expense, as well as depreciation and amortization, partially offset by increases in real estate taxes, insurance, repairs, maintenance and security expenses. Utilities decreased due to rate decreases and rebates received. General and administrative expenses decreased primarily as a result of non-recurring legal fees incurred in 1995. Depreciation and amortization decreased as a result of the write-down of the value of the property at December 31, 1995. The increase in repairs, maintenance and security relate primarily to inflation.

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

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                                  (Registrant)

            By: Winthrop Financial Associates, A Limited Partnership
                            Managing General Partner

DATED:        August 14, 1996    By:  /s/ Michael L. Ashner
                                          Michael L. Ashner
                                          Chief Executive Officer

DATED:        August 14, 1996    By:  /s/ Edward V. Williams
                                          Edward V. Williams
                                          Chief Financial Officer