Form 10-Q
period 1996-09-30
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 1996-11-14
CIK 776105

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996     Commission File Number 0-14536



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

                                    YES X      NO

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                   September 30,          December. 31,
                                                                                       1996                   1995
                                                                                   (Unaudited)              (Audited)
                                                                                          (Amounts in Thousands)

Land     .......................................................................       $ 16,757               $ 16,757
Buildings and improvements......................................................        239,843                239,769
                                                                                       --------               --------
                                                                                        256,600                256,526
Less:  Accumulated depreciation.................................................        129,820               122,065
                                                                                       --------              --------
                                                                                        126,780                134,461
Cash and cash equivalents.......................................................          5,434                  9,216
Investment securities...........................................................          1,266                  3,672
Other deposits..................................................................            217                    221
Prepaid expenses and other assets...............................................          5,441                  5,511
Deferred costs, net of accumulated amortization
    of $13,389 and $12,639 as of September 30,
    1996 and December 31, 1995, respectively....................................          5,689                  6,394
Equity investment in Development Partnership....................................         20,302                 20,898
                                                                                     ----------               --------

         Total Assets...........................................................       $165,129               $180,373
                                                                                       ========               ========

    LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgage loan...............................................................       $197,712               $198,650
    Accounts payable, accrued expenses, accrued
     interest and other.........................................................          6,896                  9,854
                                                                                       --------               --------
         Total Liabilities......................................................        204,608                208,504
                                                                                       --------               --------


Partners' Capital:
    Limited Partners - Units of Investor Limited Partnership  Interest,  $65,000
         stated value per cash unit and $66,000  stated value per deferred unit;
         3,500 units, authorized,
         issued and outstanding.................................................       (18,678)                (7,557)
    General Partners............................................................       (20,801)               (20,574)
                                                                                      ---------              --------
         Total Partners' Capital................................................       (39,479)               (28,131)
                                                                                     ----------             ----------

         Total Liabilities and Partners' Capital................................       $165,129               $180,373
                                                                                       ========               ========

The accompanying notes are an integral part of these consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           For the Three Months                For the Nine Months
                                                                            Ended September 30,                Ended September 30,
                                                                           1996             1995              1996             1995
                                                                                           (Amounts in Thousands)
                                                                                             (Except per unit data)
REVENUES:
      Base rent revenue..............................                    $ 5,983          $ 5,447           $18,167          $18,011
      Common area expense reimbursements                                   2,635            2,727             8,075           9,054
      Interest and other income......................                         82              169               400              607
                                                                       ---------          -------           -------          -------

         Total Revenues..............................                      8,700            8,343            26,642           27,672
                                                                         -------          -------           -------          -------

EXPENSES:
      Utilities......................................                      1,194            1,147             2,064            2,470
      Repairs, maintenance and security                                    1,643            1,402             4,581           4,185
      Real estate taxes..............................                        721              632             2,094            1,898
      General and administrative.....................                        575              440             1,502            1,622
      Asset and property management fee                                      188              188               563              563
      Interest expense...............................                      5,859            5,898            17,610           17,722
      Depreciation and amortization                                        2,942            3,264             8,805            9,754
      Insurance......................................                         90               76               271              243
                                                                           -----          -------           -------          -------

         Total Expenses..............................                     13,212           13,047            37,490           38,457
                                                                         -------          -------           -------          -------

         Operating loss..............................                    (4,512)          (4,704)          (10,848)         (10,785)

Equity in Loss of Development
  Partnership........................................                      (199)            (399)             (596)            (480)
                                                                         -------         --------          -------         ---------

         Loss Before Minority Interest                                   (4,711)          (5,103)          (11,444)         (11,265)

Minority Interest in Operating Partnership
      and Management Partnership.....................                         39               42                96               92
                                                                          ------          -------           -------          -------

         Net Loss....................................                   $(4,672)         $(5,061)         $(11,348)        $(11,173)
                                                                        ========         ========         ========         ========

Net Loss Allocated to General Partners                                 $    (93)        $   (101)         $   (227)         $  (223)
                                                                       =========         ========          ========          =======

Net Loss Allocated to Investor
      Limited Partners...............................                   $(4,579)         $(4,960)         $(11,121)        $(10,950)
                                                                        ========         =======          ========         ========

Net Loss per unit of Limited Partner
      Interest.......................................               $    (1,308)     $    (1,417)      $    (3,177)     $    (3,129)
                                                                     ============     ===========       ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.


                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                           For the Nine Months
                                                                                            Ended September 30,
                                                                                           1996              1995
                                                                                         (Amounts in thousands)
Cash flow from operating activities:
      Net loss..................................................................      $  (11,348)       $  (11,173)
      Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
         Depreciation and amortization..........................................            8,601             9,550
         Minority interest in income of Operating
         Partnership and Management Partnership.................................             (96)              (92)
         Equity in loss of the Development Partnership                                       596               480
         Change in assets and liabilities:
         Decrease in other deposits.............................................                4               713
         Decrease in prepaid expenses and other assets                                         70              652
         (Decrease) increase in accounts payable,
          accrued expenses and other............................................          (2,958)               364
         Increase in deferred costs related to
          operating activities..................................................             (45)                 -
                                                                                          -------           -------


          Net cash (used in) provided by operating activities                             (5,176)             494
                                                                                        ---------         -------

Cash flows from investing activities:
      Capital expenditures......................................................             (74)             (616)
      Net decrease in investment securities.....................................           2,406             1,682
                                                                                           ------         ---------

          Net cash provided by investing activities                                        2,332             1,066
                                                                                          ------        ---------

Cash flows from financing activities:
      Principal payments on mortgage loan.......................................            (938)             (942)
                                                                                          -------        ---------

         Net cash used in financing activities..................................          (938)               (942)
                                                                                        -------          ---------

Net increase in cash and cash equivalents.......................................        (3,782)                 618

Cash and cash equivalents at beginning of period                                          9,216               6,767
                                                                                      ---------           ---------

Cash and cash equivalents at end of period......................................      $   5,434           $   7,385
                                                                                      =========           =========

Supplemental disclosure of cash flow information:
      Cash paid for interest....................................................     $     17,798         $  17,732
                                                                                     ============         =========

The accompanying notes are an integral part of these consolidated financial statements.


                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                             SEPTEMBER 30, 1996 AND
                             1995 (UNAUDITED) (NOTE 1)


                                                               Investor
                                                               Limited              General
                                                               Partners             Partners              Total

                                                                                (Amounts in Thousands)

Balance, December 31, 1994                                      $ 57,346             $(19,249)        $ 38,097

Net Loss                                                        (10,950)                 (223)         (11,173)
                                                            -----------           -----------       ----------

Balance, September 30, 1995                                     $ 46,396             $(19,472)         $ 26,924
                                                                ========             ========          ========


Balance, December 31, 1995                                    $  (7,557)             $(20,574)        $(28,131)

Net Loss                                                        (11,121)                 (227)         (11,348)
                                                            -----------           -----------      -----------

Balance, September 30, 1996                                    $(18,678)             $(20,801)        $(39,479)
                                                               =========             ========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership does not have the financial resources to fund the principal amount of $197,712,000 due under the mortgage loan upon maturity. In addition, the General Partner has been unsuccessful in obtaining financing from the current lender or other available sources of capital. This matter raises substantial doubt as to the Partnership's ability to continue as a going concern for a reasonable period of time.

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


RELATED PARTIES

         The Partnership is required to pay to WFA an asset management fee of $750,000 per year. From 1990 through June 1996, this fee was accrued and unpaid by the Partnership. During the third quarter of 1996, the Partnership paid to WFA $4,875,000 in asset management fees which represented the asset management fees due for the period from January 1990 through June 1996. The Partnership has accrued the $187,500 in asset management fees due for the three months ended September 30, 1996. In addition, the Partnership has provided overhead reimbursement to an affiliate of the general partner in the amount of $108,750 for each of the nine months ended September 30, 1996 and 1995.

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

         To  date  the  annual  asset  management  fee  due  Winthrop  Financial
Associates ("WFA") and the monies to pay general and administrative expenses have been funded by the Partnership's reserves and cash flow from the Operating Partnership. Commencing in 1990, and through the second quarter of 1996, however, WFA was not paid its annual asset management fee. As of September 30, 1996, $4,875,000 was paid to WFA, which amount represents the asset management fee due through June 30, 1996. The General Partners do not anticipate that there will be cash distributions from the Operating Partnership or the Development Partnership in the near future and the General Partners are not asking WFA to continue to defer the payment of its asset management fee. The deferred asset management fees will be paid as a priority from available sources of cash prior to any future distributions to partners of the Partnership if and when they are paid.

     As of September 30, 1996, approximately $1,266,000 remains in the Operating Partnership's reserve account. These funds are now controlled by the lender.

         Cash used by operating activities for the nine months ended September 30, 1996 amounted to $5,176,000, compared to cash provided by operations of $494,000 for the nine months ended September 30, 1995. This decrease is the result primarily of the $4,875,000 payment of asset management fees. Cash used in financing activities, specifically the principal payments on the mortgage loan were $938,000 and $942,000 during the nine months ended September 30, 1996 and 1995, respectively. During the nine months ended September 30, 1996, $2,406,000 of cash was provided by investing activities compared to $1,682,000 for the nine months ended September 30, 1995.

     On April 1, 1996 the mortgage held by Pacific Mutual Life Insurance Company ("PAC") matured and the final principal payment of $198 million became due. The current value of the Headquarters Facility is less than the balance due on its mortgage debt. The Operating Partnership has not been able to refinance the loan or sell the Headquarters Facility for an amount sufficient to pay the amount currently due under the loan. On April 10, 1996 PAC verbally notified the Partnership that it had agreed to extend the maturity date through June 1996. The Partnership continued to pay debt service on the loan upon the same terms prior to maturity through August 31, 1996. For the months of September and October 1996, the lender has received payments equal to $3,895,001 on account to the loan, which amount represents the cash flow of the Operating Partnership less $500,000 for working capital. On July 11, 1996 the Partnership received a Notice of Default and Election to sell under Deed of Trust and the 90-day cure period under which the partnership has been operating, expired October 11, 1996. To date, the lender has not exercised its option to file an Election to sell under Deed of Trust. The Partnership is currently negotiating with the Headquarters Facility's largest tenant to renegotiate a long term lease that may assist the Operating Partnership in securing restructured financial terms from PAC. If these negotiations are not successful and the Partnership is unable to refinance this debt, it is likely that the Headquarters Facility will be lost through foreclosure.

     The Operating Partnership, however, is exploring alternative strategies to maintain its interest in the property, including the filing of a bankruptcy petition.

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

         Results of Operations

         The net loss realized by the Partnership for the first nine months of 1996 was $11,348,000 compared to $11,173,000 for the same period in 1995. The increase in the net loss is attributable to a decrease in the total revenues partially offset by a decrease in expenses. Total revenues decreased by $1,030,000 for the nine months ended September 30, 1996 as compared to the same period of 1995. Base rent revenue and common area expense reimbursements decreased primarily as a result of leases turning over at lower base rents and higher operating expenses bases.

         Total expenses decreased from $38,457,000 for the nine months ended September 30, 1995 to $37,490,000 for the nine months ended September 30, 1996. These decreases were primarily attributed to decreases in utilities, general and administrative, interest expense and depreciation and amortization, which were partially offset by increases in real estate taxes, insurance, repairs, maintenance and security expenses. Utilities decreased due to rate decreases and rebates received. General and administrative expenses decreased primarily as a result of non-recurring legal fees incurred in 1995. Depreciation and amortization decreased as a result of the write-down of the value of the property at December 31, 1995. The increase in repairs, maintenance and security relates primarily to the increased costs associated with maintenance of the common area utilized by the Operating Partnership.

         The net loss for the three months ended September 30, 1996 was $4,672,000 compared to $5,061,000 for the same period in 1995. Total revenues increased $357,000 for the three month period ended September 30, 1996 as compared to the same period in 1996. The increase in revenue is the result of space which was vacant for most of the third quarter of 1995 being occupied in 1996. As of September 30, 1996 and 1995, the property's occupancy was 98% and 85% respectively.

         Total expenses increased from $13,047,000 for the three months ended September 30, 1995 to $13,212,000 for the three months ended September 30, 1996. These increases were primarily attributed to increases in utilities, repairs and maintenance, real estate taxes, general and administrative, as well as insurance, partially offset by decreases in interest expense and depreciation and amortization. Utilities increased due to increased occupancy. Repairs and maintenance increased due to the increase in the common area expenses. General and administrative increased due to the expenses incurred on the loan and tenant negotiations.

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

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                                  (Registrant)


            By: Winthrop Financial Associates, A Limited Partnership
                            Managing General Partner



DATED:        November 14, 1996    By:  /s/ Michael L. Ashner
                                            Michael L. Ashner
                                            Chief Executive Officer



DATED:        November 14, 1996    By:  /s/ Edward V. Williams
                                            Edward V. Williams
                                            Chief Financial Officer