Form 10-K
period 1996-12-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 1997-07-25
CIK 776105

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                 Commission File
For the fiscal year ended December 31, 1996      Number 0-14536

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Delaware                               04-2869812
(State of organization)               (IRS Employer Identification No.)

One International Place, Boston, Massachusetts                    02110
   (Address of principal executive offices)                    (Zip  Code)

Registrant's telephone number including area code:          (617) 330-8600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Business.

Organization

         Winthrop California Investors Limited Partnership was originally organized on January 24, 1985 as a Maryland limited partnership. On October 16, 1985, the Registrant was reorganized as Winthrop California Investors Limited Partnership, a Delaware limited partnership (the "Registrant"), in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. The Registrant was organized for the purpose of owning (i) a general partnership interest in, and serving as a general partner of, Crow Winthrop Operating Partnership, a Maryland general partnership (the "Operating Partnership") which was originally organized on January 24, 1985 to acquire, own and operate an approximately 1.6 million square foot office facility known as the Fluor Corporation World Headquarters Facility in Irvine (Orange County), California (the "Headquarters Facility"), and (ii) a limited partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the "Development Partnership") organized on January 24, 1985 to acquire and own in excess of 120 acres of land surrounding the Headquarters Facility (the "Excess Land") and to develop such Excess Land with office, hotel, retail and entertainment complexes. The Registrant and the Operating and Development Partnerships are herein referred to collectively as the "Partnerships". The Headquarters Facility and the Excess Land are herein referred to collectively as the "Properties". The Registrant subsequently acquired in March 1992 a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership ("WC Management").

         The general partners of the Registrant (the "General Partners") are Winthrop Financial Associates, A Limited Partnership ("WFA") and Three Winthrop Properties, Inc. ("Three Winthrop").

         The Registrant was initially capitalized with nominal capital contributions from the General Partners. In December 1986, the Registrant completed an offering of 3,500 units of limited partnership interest ("Units") in the Registrant to limited partners ("Limited Partners"), raising capital contributions of $217,780,500. One of the Limited Partners is WILCAP Limited Partnership, a Massachusetts limited partnership which is wholly-owned by WFA and its affiliates ("WILCAP"). On May 9, 1986, WILCAP purchased 1,000 Units for an aggregate price of $54 million, or $54,000 per Unit, payable in cash upon its admission to the Registrant. The purchase price equals the purchase price paid by other limited partners in the offering less brokerage commissions which otherwise would have been payable to an affiliate of WFA and a pro rata portion of certain acquisitions fees which otherwise would have been payable to WFA. Of the total capital contributions raised, $151,194,500 was paid upon admission of the Limited Partners, and the balance was payable in installments pursuant to the terms of promissory notes. As of May 1, 1988, the Limited Partners' capital contributions had been paid in full.

Description of Business

         The only business of the Registrant is investing as a 99% general partner in the Operating Partnership, as a 25% limited partner in the Development Partnership and as a 99% limited partner in WC Management. The other partner of the Operating Partnership is Crow Irvine #2, a California limited partnership ("Crow Irvine"). Pursuant to an amendment to the partnership agreement of the Operating Partnership entered into in February 1992, the Registrant assumed sole responsibility for the management of the business of the Operating Partnership. Crow Irvine is also the general partner of the Development Partnership. The general partner of Crow Irvine is Crow Irvine #1, a Texas limited partnership, and the limited partner is the Fluor Corporation. The general and limited partners of Crow Irvine #1 are certain partners and an affiliate of Trammel Crow Company. Trammel Crow Company is one of the largest private real estate development and investment firms in the United States.

         In exchange for its interests in the Operating Partnership and the Development Partnership, the Registrant agreed to contribute as capital $138 million and $45 million, respectively, payable in installments. As of May 1988, the Registrant had fully funded the capital contributions. The Registrant is entitled to 97% (of which the Limited Partners receive 98%) of the profits, losses and cash flow and, after certain priorities, 90% (of which the Limited Partners receive 90% of the proceeds) from a sale or refinancing from the Operating Partnership. The Registrant is entitled to 25% (of which the Limited Partners receive 60%) of the profits, losses, cash flow and, after certain priorities, the proceeds from a sale or refinancing from the Development Partnership.

Change in Ownership; Mortgage Loan Workout

         THE FOLLOWING DISCUSSION WITH RESPECT TO THE PROPOSED WORKOUT OF THE OPERATING PARTNERSHIP'S DEFAULT UNDER ITS EXISTING INDEBTEDNESS IS BASED ON THE CURRENT STRUCTURE OF THE NEGOTIATED PLAN OF REORGANIZATION OF THE OPERATING PARTNERSHIP. THERE CAN

BE NO ASSURANCE, HOWEVER, THAT THE PLAN ULTIMATELY APPROVED, IF ANY, WILL BE ON THE SAME TERMS AND CONDITIONS AS THE CURRENT PLAN. LIMITED PARTNERS SHOULD BE AWARE, HOWEVER, THAT PRIOR TO THE IMPLEMENTATION OF THE PLAN AS CURRENTLY PROPOSED, THE CONSENT OF LIMITED PARTNERS AS PROVIDED FOR IN THE PARTNERSHIP AGREEMENT OF THE PARTNERSHIP WILL BE SOUGHT.

         After the acquisition of the Headquarters Facility, the Orange County rental market, in general, and the rental market in the area proximate to John Wayne Airport (the "Greater Airport market") weakened dramatically as supply of office space outpaced demand. In addition, in the late 1980s an affiliate of fluor Corporation ("Fluor"), which originally occupied 100% of the Headquarters

Facility in 1985, began exercising its right to cancel the lease with respect to significant portions of space at the Headquarters Facility. While WC Management was able to re-let much of the vacated space and maintain low vacancy rates as the result of an aggressive leasing campaign (the Headquarters Facility was 91.5% occupied at the end of 1996), the Headquarters Facility suffered a decline in achievable rents. The decline in rents was due to significantly lower rental rates for the re-let Flour space, which were consistent with the then current market rates. Furthermore, Fluor recently announced that it will be constructing a new facility to serve as its headquarters and intends to vacate the Headquarters Facility when its lease expires in 1998. Fluor currently leases approximately 54% of the total rentable space at the Headquarters Facility.

         As a result of the adverse events described above, the Operating Partnership was unable to satisfy the approximately $198 million due under a Secured Promissory Note (the "Existing Secured Note") at its April 1, 1996 maturity. Prior to the maturity of the Existing Secured Note, the Operating Partnership and the holders of the Existing Secured Note (the "Certificateholders") commenced negotiations to restructure the Existing Secured Note. On April 10, 1996, Pacific Mutual Realty Finance, Inc. ("Pacific Mutual"), the agent for the Certificateholders, notified the Operating Partnership that it had received the requisite consents from the Certificateholders to extend the maturity date through June 1996. Although the Operating Partnership was unable to repay the principal amount outstanding on the Existing Secured Note at such extended maturity date, the Operating Partnership continued to pay interest at the non-default rate after such maturity date. As a result of its inability to satisfy the Existing Secured Note at maturity, a notice of default against the Headquarters Facility was filed in June 1996 and in July 1996, Pacific Mutual took possession of approximately $1.3 million in cash that was held in a pledged account. Nonetheless, negotiations among the parties continued, and in August 1996 the parties reached an agreement providing for the payment of excess cash to the Certificateholders pursuant to a monthly cash sweep of the Operating Partnership's rent account.

         On November 27, 1996, the Certificateholders and the Operating Partnership reached an agreement (the "Agreement of Understanding") in principle on the terms of a plan of reorganization. Under the Agreement of Understanding, the Certificateholders agreed to support a pre-arranged bankruptcy plan of reorganization for the Operating Partnership on certain terms and conditions. The Certificateholders also agreed to forbear from exercising any remedies so long as the Agreement of Understanding was in effect.

         In connection with, and as contemplated by, the Agreement of Understanding, the Operating Partnership filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on March 28, 1997. As a condition to the transfer of the Headquarters Facility as contemplated by the Operating Partnership's Second Amended and Restated Plan of Reorganization dated June 27, 1997 (the "Plan"), the requisite consent of the Limited Partners will be required with respect to the Plan.


         Pursuant to the terms of the Plan, the Operating Partnership will contribute all of its assets and liabilities, including all of its right, title and interest in the Headquarters Facility and $500,000 of unencumbered cash, to a newly formed Delaware limited liability company to be known as Jamboree LLC, in exchange for an initial 10% ownership interest in Jamboree LLC. In addition, Jamboree LLC will pay to the Registrant a $500,000 fee in connection with the Plan. Immediately prior to the transfer by the Operating Partnership of its assets and liabilities to Jamboree LLC, the Existing Secured Note will be satisfied by (i) the forgiveness of approximately $93 million of the debt plus interest accrued thereon and (ii) the issuance by the Operating Partnership of two intermediate notes, one in the original principal amount of $4.5 million (the "First Intermediate Note") and the second in the original principal amount of $100 million (the "Second Intermediate Note"). Subsequent to the contribution by the Operating Partnership of all of its assets and liabilities to Jamboree LLC, the Certificateholders will contribute the First and Second Intermediate Notes to Jamboree Office REIT (a newly formed real estate investment trust, the initial stockholders of which will be the Certificateholders) and Jamboree Office REIT will, in turn, contribute the First Intermediate Note to Jamboree LLC in exchange for the remaining 90% interest in Jamboree LLC. Jamboree LLC will satisfy the Second Intermediate Note by issuing the New Notes (as defined below) in the original principal amount of $100 million in satisfaction of the $100 million outstanding balance.

         Jamboree LLC will be a newly formed limited liability company organized under the laws of the State of Delaware. Jamboree LLC will terminate on the earlier to occur of (i) one year after the sale or transfer of the Headquarters Facility, provided that the Jamboree LLC Board (as defined below) does not vote to continue the company, (ii) September 28, 2002, (iii) the consent of the members of Jamboree LLC or (iv) as required by applicable law. Jamboree LLC will be governed by a five person board of member representatives (the "Jamboree LLC Board"). The initial five members will be designated one by the Operating Partnership and four by Jamboree Office REIT. A majority of the members of the Jamboree LLC Board must approve (i) all operating decisions not designated as requiring unanimous approval in Jamboree LLC's Limited Liability Company Agreement (the "LLC Agreement") and (ii) termination for cause of the Management Agreement (as hereinafter defined). Unanimous approval of the Jamboree LLC Board will be required to (i) commence a voluntary case under the Bankruptcy Code,
(ii) terminate the Management Agreement without cause, (iii) sell all or any material portion of the Headquarters Facility prior to three years after the effective date of the Plan, (iv) except as otherwise provided in the LLC Agreement, issue additional units representing membership interests (v) authorize business activities other than the ownership and operation of the Headquarters Facility within three years of the Effective Date, (vi) following the sale of the Headquarters Facility, authorize the continued existence of Jamboree LLC for more than one year, and (vii) authorize certain other matters as provided in the LLC Agreement.

         In addition, the Operating Partnership will have the right (the "Exchange Right") to exchange its interest in Jamboree LLC at any time after one year from the effectiveness of the Plan (subject to certain exceptions) through March 27, 2002 for shares in Jamboree Office REIT ("REIT Shares"). In general, the Operating Partnership may exchange its 10% interest in Jamboree LLC for a fixed number of Shares (on a one-for-one basis) in Jamboree Office REIT, subject to adjustment, equal to 900,000 multiplied by the Operating Partnership's then ownership percentage in Jamboree LLC. All REIT shares received by the Operating Partnership either upon the exchange of its interest in Jamboree LLC or as payment for the Property Appreciation Right (as defined below) will be "Registerable Securities" pursuant to the provisions of the Property Appreciation and Put Right. In general, upon the occurrence of certain events, the Operating Partnership can request that Jamboree Office REIT prepare a registration statement to effect the registration of the shares held by the Operating Partnership in Jamboree Office REIT.

         Furthermore, the Operating Partnership is also expected to be provided with the right to acquire additional equity interests in, or receive cash payments from, Jamboree Office REIT (the "Property Appreciation Rights"). The Property Appreciation Rights will be exercisable, if at all, at any time until the close of business on March 27, 2002. In general, the Property Appreciation Rights entitle the Operating Partnership to purchase (i) Shares representing 10% of the equity value of Jamboree LLC for a purchase price of $10,888,888.89 in the aggregate, if the fair market value of all of the issued and outstanding Shares equals or exceeds $98 million divided by Jamboree Office REIT's interest in Jamboree LLC and (ii) Shares representing 55% of the equity value of Jamboree LLC for a purchase price of $152,777,777.78 in the aggregate, if the fair market value of the issued and outstanding Shares equals or exceeds $125 million divided by Jamboree Office REIT's interest in Jamboree LLC. Alternatively, the Operating Partnership can purchase such additional Shares on a "cashless basis" by surrendering a portion of the Shares to be purchased in payment of the applicable purchase price. If the Operating Partnership elects to exercise either of the property appreciation rights, Jamboree Office REIT has the option to deliver to the Operating Partnership in lieu of the issuance of Shares a cash payment equal to the difference between the then current market value of the Shares which would otherwise be issued and the exercise price for such Shares.

         The fair market value of the Shares for the purpose of the Property Appreciation Right will be determined by an appraisal obtained by Jamboree Office REIT. If the Operating Partnership disputes the appraisal obtained by Jamboree Office REIT, it may obtain a second appraisal. If the appraisals differ by less than 10%, then the value will be deemed to be the average of the two determinations. If the appraisals differ by 10% or more, then the two appraisers will select a third appraiser to perform a third appraisal, and the value will be deemed to be the value that constitutes the mid-point of the range between the two determinations that are closest in amount.

         To satisfy the Intermediate Notes, Jamboree LLC will issue promissory notes (the "New Notes") having an aggregate principal amount of $100,000,000 to the Certificateholders. The New Notes will be divided into two tranches, the Class A Notes and the Class B Notes. The Class A Tranche will have an initial principal balance of $80,000,000, bear interest at 2.25% above the interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class A Notes and be payable in interest only for the first 36 months (provided, however, that payments of interest for a the first 12 month period may be made by issuing additional Class A Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule. The Class B Tranche will have an initial principal balance of $20,000,000, bear interest at 3.0% above the interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class B Notes and be payable in interest only for the first 36 months ( provided, however, that payments of interest for the first 48 months may be made by issuing additional Class B Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule.

         As security for the New Notes, among other things, Jamboree LLC will grant the Certificateholders a security interest on the Headquarters Facility and the Operating Partnership will execute a Pledge and Security Agreement pursuant to which the Operating Partnership will pledge its interest in Jamboree LLC to the Class A Noteholders and the Class B Noteholders as collateral for the payment in full of all amounts evidenced by the New Notes. If Jamboree LLC were to default on its obligations under the New Notes, the Class A Noteholders and the Class B Noteholders will have the right to foreclose on the Registrant's interest in Jamboree LLC. If this were to occur, the Registrant would lose its entire ownership interest in the Headquarters Facility. There can be no assurance that the Headquarters Facility will be able to generate sufficient cash flow to enable it to satisfy its obligations under the New Notes.

Change in Management

         Pursuant to a series of transactions which were consummated in February 1992, the following changes in management were effected: (i) in consideration of the payment of approximately $4 million to Crow Management, effective March 10, 1992, Crow Management transferred its rights under the Management Contract to a newly organized affiliate of the Registrant, WC Management (see "Property Management" below); (ii) the partnership agreement of the Operating Partnership was amended to give the Registrant the right to manage the business of the Operating Partnership; (iii) the partnership agreement for the Development Partnership and the agreement with respect to the development of the Excess Land were amended to afford greater flexibility to Crow Irvine and its principals in modifying the master plan for the development of the Excess Land; and (iv) the Operating Partnership agreed to provide Crow Management with 3,000 square feet of rent free space until April 1, 1996 and to perform tenant improvements therein costing $36,000.

         In connection with the transaction described above, the Registrant and WFA agreed to indemnify Crow Irvine for any liability it may incur, on a going forward basis, as a result of it remaining a general partner of the Headquarters Facility. In addition, Crow Irvine gave up its right of first offer in the event of a sale of the Headquarters Facility, and the buy-sell arrangement originally included in the partnership agreement as a mechanism to resolve disputes was eliminated. The amendment to the partnership agreement for the Development Partnership eliminated the Registrant's right of first offer in the event of a sale of the land. In addition, the provisions in the partnership agreement of the Operating Partnership which restricted the ability of the principals of Crow Irvine to transfer their interests were amended. As amended, the principals may transfer their interests so long as there is no change in control. Transfers which would cause a change in control require the prior consent of the Registrant, which consent will not be unreasonably withheld. Such consent will be given so long as the transferee has net worth and experience comparable to the present principals and the transferee is of sound moral character (i.e., not known to engage in criminal conduct) and has a good business reputation.

Employees

         The Registrant does not have any employees. Services are performed for the Registrant by the General Partners and agents retained by them.

Property Management

         Winthrop Management, an affiliate of WFA, has, since 1992, been retained by WC Management to actually perform management and leasing functions at the Headquarters Facility. Winthrop Management is reimbursed at cost by WC Management for the compensation paid by Winthrop Management to certain senior level on-site employees as well as for accounting and other support functions performed off-site by Winthrop Management. The compensation paid to other Winthrop Management employees as well as the costs associated with the office space occupied by Winthrop Management and other administrative expenses are reimbursed to Winthrop Management, at cost, by the Operating Partnership. WC Management and Winthrop Management occupy approximately 13,000 and 2,000 square feet of space, respectively, at the Headquarters Facility. Under the terms of its Management Agreement, WC Management was, until the March 1997 loan restructuring, entitled to a fee of 5% of gross receipts from the Headquarters Facility. As a result of, and as a condition to, the Plan, WC Management's fee has been reduced to 2% of gross receipts. Additionally, WC Management will receive certain incentive fees based on reductions it is able to achieve, if any, in certain operating and other expenses. Leasing commission payments, consistent with prevailing market rates, will be paid to WC Management for all third-party leases it procures for the Headquarters Facility. All payments under the Management Agreement will be paid to WC Management and the Registrant will have no rights to any payments thereunder.


Partnership Agreement Amendment

         In August 1995, the General Partner amended the Registrant's partnership agreement to clarify and remove certain ambiguities pertaining to the requirements for calling and voting at a meeting of limited partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the General Partner or by one or more Limited Partners holding not less than 10% of the outstanding Units.

Change in Control

         Three Winthrop Properties, Inc. is a wholly-owned subsidiary of First Winthrop Corporation, which in turn is wholly-owned by WFA. Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty").
W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of WFA and, indirectly, Three Winthrop. In connection with the transfer of control, the officers of WFA and the officers and directors of Three Winthrop resigned and Londonderry II appointed new officers. See "Item 10, Directors and Executive Officers of Registrant."

Item 2.  Properties.

         The Registrant owns no property other than its interests in the Operating Partnership, the Development Partnership and WC Management.

The Operating Partnership

         The Operating Partnership owns title in fee simple to the Headquarters Facility. The Headquarters Facility consists of eight buildings; a 10-story tower, a single story concourse and six four-story buildings; containing, in the aggregate, approximately 1,606,000 rentable square feet of space and approximately 15 acres of land. The property is located in the Greater Airport area of Irvine, California and is used principally by an engineering firm and as various tenants' corporate headquarters.

         The following tenants lease ten percent or more of the rentable square footage of the Headquarters Facility.

         Fluor Daniel, Inc., an international company whose principal business is to provide engineering, construction and technical services to a broad range of clients, leased at March 1, 1997, 865,000 square feet of space (constituting 53.83% of the total rentable space) at the Headquarters Facility. Flour Daniel paid rent of $13,327,218 in 1996. This lease is scheduled to expire in 1998. Flour Daniel has informed the Operating Partnership that it plans to vacate the leased space upon lease expiration.

         Air Touch Cellular, a corporation which provides communication services, leased at March 1, 1997, 189,265 square feet of space (constituting 11.78% of the total rentable space) at the Headquarters Facility. Air Touch Cellular paid rent of $2,611,860 in 1996. The lease is scheduled to expire in 2000. Air Touch, however, has the right to renew the lease for two five year terms. Air Touch Cellular was responsible for its own tenant improvements.

         Denny's Inc. ("Denny's"), a national food service company which operates the Denny's, CoCo's/Carrows, and El Pollo Loco restaurant chains, leased at March 1, 1997, 188,655 square feet of space (constituting 11.75% of the total rentable space) at the Headquarters Facility. Denny's paid rent of $2,170,000 in 1996. Their lease for 158,362 square feet is scheduled to expire on July 31, 2004 and grants three five year extension options. Denny's does not occupy any of the space under this lease and has subleased its entire space to two tenants. The largest subtenant is Waban, Inc. ("Waban"), which subleases 106,576 square feet from Denny's and also leases 57,308 square feet directly from the Operating Partnership, as described below. In addition to Denny's lease, El Pollo Loco also signed a lease covering 18,500 square feet in 1993. This lease was assigned in January 1997 to CoCo's and expires on February 28, 2002 with one five year extension option. El Pollo Loco leased an additional 11,793 square feet in January 1997 for a term scheduled to expire February 28, 2002 with one five year extension option. Flagstar, formerly known T.W. Services, Inc., the parent company of Denny's, CoCo's/Carrows and El Pollo Loco,, which has recently filed for bankruptcy, previously guaranteed both leases.

         Waban, Inc., a home improvement products retailer has entered into two separate leases for space at the Headquarters Facility; a lease with the Operating Partnership for 57,308 square feet of space and a sublease with Denny's (as discussed above). As a result, Waban occupies a total of 163,884 square feet of space at the Headquarters Facility (constituting 10.2% of the total rentable space). The lease agreement between the Operating Partnership and Waban is scheduled to expire on July 31, 2004 and contains extension options for three consecutive five year terms. Waban's sublease agreement with Denny's is scheduled to expire on July 31, 2004. Waban paid a total of $744,420 of rent to the Operating Partnership in 1996.

         The following table sets forth the occupancy rates for the last five years and the associated gross rental per square foot amount, as footnoted.

                          Percentage            Average Annual Total
                          Occupancy             Gross Rental Per SF
         Year             Rate(1)               of Occupied Space (2)

         1992               96.0%                          $22.42
         1993               99.6%                           22.60
         1994               99.5%                           23.59
         1995               95.0%                           23.08
         1996               91.5%                           23.34

(1) Occupancy rates are based on December 31 of indicated year and are not yearly averages.

(2) Calculated using operating revenues, including rent escalations and other revenues, for the entire year divided by the total square footage of occupied space (based on the occupancy rates reported in this table).

         The following table sets forth certain information concerning lease expirations as of March 1, 1997 (assuming no renewals for this property for the period from March 1, 1997 through December 31, 2006).

            Number of       Aggregate SF     Annualized       Percentage
           Tenants Whose    Covered by       Rental for       of Total
               Leases         Expiring           Leases       Annualized
               Expire           Leases       Expiring($)      Rental

1997               11          109,387        1,868,956            7.91
1998                9          882,271       13,618,596           62.38
1999                5           43,307          880,061            9.38
2000                4          200,764        3,186,534           34.79
2001                3           19,960          365,582            6.25
2002                0           90,465                0           43.25
2003                0            9,413                0            4.29
2004                4          215,670        3,322,149          100.00
2005                0                0                0            0
2006                0                0                0            0

         In the opinion of the General Partners, as of March 31, 1997 the properties comprising the Headquarters Facility are adequately covered by insurance.

The Development Land

         The following information relating to the Development Land is based solely on information provided to the Partnership by the general partner of the Development Partnership. Accordingly, the Partnership makes no representation or warranty as to the accuracy thereof.

         Since inception, the Development Partnership sold 32 acres of the Excess Land in 1989 for $42,150,000 and a 36,400 square foot parcel of land to Edwards Theaters Circuit, Inc. in 1994 for $3,500,000. The Registrant did not receive any proceeds from the sale of the land. The Registrant was informed by the general partner of the Development Partnership that such proceeds were used to pay certain debts and obligations of the Development Partnership, pursuant to the Development Partnership's partnership agreement.

         In 1995, the Development Partnership commenced construction of a 144,000 square foot retail development (the "Retail Space") including an eighteen hole putting golf course on the Excess Land. The retail development was completed in 1996. At June 1, 1997 the Development Partnership has leased-up 132,517 square feet of the 144,000 square feet of occupancy space.

         The two tenants occupying ten percent or more of the leaseable space at the Retail Space are Putting Courses of America and Sports Chalet.

         Putting Courses of America is an eighteen-hole putting course. The lease is for 20,000 square feet constituting approximately 14% of the total rentable space at the Retail Space. The annual rent paid under this lease, which is scheduled to expire February 2003 (subject to extension), is $33,660, plus percentage rent on sales in excess of a fixed base.

         Sports Chalet is a retail store leasing 35,000 square feet constituting approximately 24% of the total rentable space at the Retail Space. The annual rent paid under this lease, which is scheduled to expire August 2015 (subject to extension), is $420,000.

         The following table sets forth certain information concerning lease expirations (assuming no renewals for this property for the period from January 1, 1997 through December 31, 2006) at the Retail Space.

                           Number of      Aggregate SF   Annualized     Percentage
                           Tenants Whose  Covered by     Rental for     of Total
                             Leases       Expiring         Leases       Annualized
                             Expire         Leases       Expiring($)      Rental

                1997              0              0              0              0
                1998              0              0              0              0
                1999              1          1,000       $ 30,000              1
                2000              0              0              0              0
                2001              3          7,181       $190,092              8
                2002              0              0              0              0
                2003              2         25,204       $158,556              7
                2004              0              0              0              0
                2005              1          2,100       $ 37,800              2
                2006              6         16,408       $464,076             23

Item 3.  Legal Proceedings.

         To the best of the Registrant's knowledge, there are no material pending legal proceedings to which it is a party or to which its properties are subject except as follows:

         In re Crow Winthrop Operating Partnership, Debtor and Debtor in Possession, Case No. SA 97-14512-JR, United States Bankruptcy Court, Central District of California.

         In addition to the information set forth in Item 1, Business - Change in Ownership; Mortgage Loan Workout, the Development Partnership has filed four separate proofs of claim asserting secured and unsecured claims for the Operating Partnership's alleged delinquencies in the payment of its share of property taxes and insurance premiums with respect to the common area of the Development Parcel (the "Common Area"). The Development Partnership asserted the following secured claims: $18,634.78 predicated upon liens filed with the Orange County Recorder on March 14, 1996 and March 18, 1996; $79,714.07 predicated upon a lien filed with the Orange County Recorder on November 12, 1996 and amended December 6, 1996; and $59,872.54 predicated upon a lien filed with the Orange County Recorder on January 31, 1997 and amended March 29, 1997 (the "the Development Partnership Secured Claims"). The Development Partnership asserted an unsecured claim in the amount of $4,999.82 predicated upon another purported late payment but for which the Development Partnership did not file a lien prior to the commencement of the bankruptcy case.

         On June 30, 1997, the Operating Partnership filed two complaints (the "Crow Litigation") against the Development Partnership and Crow Orange County Management Company, Inc. ("COCMC"). In the first, the Operating Partnership is objecting to the Development Partnership's claims and seeking turnover, avoidance of fraudulent conveyances and declaratory and other relief. In the second, the Operating Partnership is seeking declaratory and other relief regarding the failure of COCMC to establish a parking control program. The disputes that give rise to the Crow Litigation are set forth below.

         First, under the Reciprocal Easement Agreement between the Operating Partnership and the Development Partnership (the "REA"), the parties are entitled to the non-exclusive right to use and enjoy the Common Area. However, it is the Operating Partnership's contention that since April 1995 the Development Partnership has used and developed portions of the Common Area in a manner that is useful, beneficial and convenient only to the Development Partnership to the exclusion of the Operating Partnership. These portions of Common Area include a modular office facility from which the Development Partnership conducts its leasing and development activities, parcels used for the development and operation of a miniature golf course, and parcels used for the construction and development of a retail area, including the establishment of restricted parking. Nevertheless, the Development Partnership has included them in Common Area and has apportioned Common Area expenses associated therewith to the Operating Partnership. Under federal and state fraudulent conveyance statues, the Operating Partnership believes it is entitled to the return of Common Area charges improperly allocated to it, damages against the Development Partnership and COCMC for breach of contract and constructive fraud, and a declaration that the affected areas by removed from Common Area.

         Second, the Operating Partnership contends that the Development Partnership has impermissibly delayed charging tenants or occupants of developed portions of the Development Parcel their share of the Common Area expenses until the tenant or occupant is "open for business," although such land is removed from the Common Area upon the commencement of construction, thereby overcharging the Operating Partnership for its allocable share of Common Area expenses. Under state and federal fraudulent conveyance statutes, the Operating Partnership believes it is entitled to the return of Common Area charges improperly allocated to it, damages against the Development Partnership and COCMC for breach of contract and constructive fraud, and a declaration that the allocable share of Common Area Expenses be allocated to tenants or occupants at the time the land is removed from the Common Area.

         Third, under the REA, the Operating Partnership is obligated to pay its allocable share of property taxes associated with the Common Area. As managing agent, COCMC is authorized to submit invoices from time to time requesting the Operating Partnership's advance payment of its share of the property tax obligation. Although the property tax payments are nominally due on November 1 and March 1 of each fiscal year, installments may be paid, and are not delinquent, if paid by December 10 and April 10, respectively. COCMC has engaged in the practice of submitting invoices for property tax payments well in advance of the delinquency date, and then declaring the Operating Partnership delinquent when payment is not made within five days, and has imposed interest and late charges. In those instances where the Operating Partnership has complied with COCMC's request, COCMC has impermissibly had the use of the Operating Partnership's funds, which the Operating Partnership believes in effect exacts a premium over and above the Operating Partnership's actual property tax obligation. On this basis, the Development Partnership has asserted the improper late charges that are the basis of its claims filed against the Operating Partnership. The

Operating Partnership objects to the claims on the basis that there is no amount due to the Development Partnership. The Operating Partnership is also seeking to avoid the Development Partnership's asserted liens on that basis. Further, by virtue of this conduct, the Operating Partnership is seeking relief under federal and state fraudulent conveyance statues for the improper late charges and premiums, for damages for breach of contract and constructive fraud against the Development Partnership and COCMC, and for a declaration that the practices of the Development Partnership and COCMC with respect to the collection of property tax are improper.

         Fourth, as noted above, COCMC, as managing agent collects from the parties to the REA and remits to the County of Orange property taxes for the Common Area. In turn, where a refund is due, the County of Orange pays the refund to the Development Partnership for the benefit of the parties to the REA. Although COCMC has held refunds in excess of $550,000 as of March 28, 1996 and in excess of $610,000 as of January 1, 1996, COCMC failed to remit to the Operating Partnership its share of these refunds (of which the majority would be refunded to the Operating Partnership's tenants). The Operating Partnership believes it is entitled to relief against COCMC under turnover, federal and state fraudulent conveyance statutes, and is entitled to damages against the Development Partnership and COCMC for breach of contract and constructive fraud.

         Fifth, there is presently a dispute between the Operating Partnership and the Development Partnership and COCMC with respect to charges for non-reserved parking. Under the REA, the Development Partnership is required to supply at least 5,225 non-exclusive surface parking spaces at no charge. COCMC contends that it is entitled to initiate a parking system that would impose a charge on some or all of the non-reserved spaces. The Operating Partnership believes it is entitled to a declaration that it is entitled to at least 5,225 non-exclusive surface parking spaces without charge.

         Sixth, there is presently a dispute between the Operating Partnership and the Development Partnership and COCMC concerning the Development Partnership's reduction in the number of non-exclusive parking spaces, as required under the REA, through the imposition of parking time restrictions on parking spaces in the vicinity of the retail development. The Operating Partnership believes it is entitled to a declaration that spaces so restricted may not be counted toward the Development Partnership's obligation under the REA to supply at least 5,225 surface parking spaces.

         Seventh, under the REA, the managing agent, COCMC, is required to provide prior written approval of exterior signage and monuments. There is presently a dispute between the Operating Partnership and the Development Partnership and COCMC with respect to the manner in which the managing agent has exercised approvals and disapprovals of exterior signage and monuments. The Operating Partnership is seeking a declaration that the managing agent is required to administer the approval process in a fair, consistent and commercially reasonable manner.


         Eighth, the REA requires the managing agent to establish a controlled parking program where necessary. At present, the Operating Partnership contends that the absence of a control program has resulted in an uneven and inefficient use of the parking spaces and complaints and dissatisfaction on the part of the Operating Partnership's tenants. The Operating Partnership has requested the managing agent to implement a parking control program, but Crow has refused.

         Finally, the Operating Partnership is seeking the recovery or turnover of approximately $900,000 and damages in an undetermined amount in addition to the declaratory relief sought in the complaints.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established public trading market for the Units in the Registrant. Trading in the Units is sporadic and occurs solely through private transactions. In addition, transfers of Units are subject to limitations set forth in the Registrant's partnership agreement which require the prior written consent of WFA of any such transfer, which consent may be granted or denied in WFA's sole discretion. As of May 15, 1997, there were 1,756 holders of 3,500 Units.

         The Registrant's partnership agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. The Registrant's ability to make distributions of Cash Flow is limited by the extent to which (i) it receives distributions of Cash Flow from the Operating Partnership, the Development Partnership and, from WC Management, (ii) it earns income from other sources and
(iii) its receipts of Cash Flow and income are not sufficient to meet its expenses and current obligations including fees payable to the General Partners. In addition, the General Partners have the right to establish, maintain and replenish reserves from available cash prior to making distributions to partners.

         No cash distributions were paid or accrued to the Limited Partners for the years ended December 31, 1994, 1995 or 1996. Although the Registrant received distributions from WC Management in 1994, 1995 and 1996, these distributions have been applied to replenish unrestricted reserves previously held by the Registrant and, in 1996, to pay certain accrued but unpaid fees to WFA. Therefore, the General Partners do not anticipate that there will be any additional distributions in the near future. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation," for further information relating to the Registrant's future distributions.

Item 6.  Selected Financial Data.

         (a) The following represents selected financial data for the Registrant, the Operating Partnership and WC Management on a consolidated basis for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

Operating Statement Data:




                                                                         For the Year Ended December 31,
                                                      --------------------------------------------------------------------
                                                      1996             1995            1994           1993            1992
                                                      ----             ----            ----           ----            ----
                                                                  (Amounts in thousands, except per unit data)


Total Revenues..................................   $ 35,191         $ 36,023        $ 38,403       $ 36,904        $ 35,649

Total Expenses..................................     72,745(3)       101,592(1)       52,565         54,961          52,655

Equity in Loss of Development
  Partnership...................................       (531)            (794)           (101)          (409)           (416)

Net Loss Before Minority Interest...............    (38,085)         (66,363)        (14,263)       (18,466)        (21,469)

Minority Interest in the Operating
  Partnership(2)................................        327              152             134            177             167

Minority Interest in Management
  Partnership...................................        (13)             (17)            (15)           (16)             23

Net Loss........................................   $(37,771)        $(66,228)       $(14,144)      $(18,305)       $(21,279)
                                                   ========         ========        ========       ========        ========

Net Loss Per Unit Outstanding...................   $(10,576)        $(18,544)       $ (3,961)      $ (5,125)       $ (5,958)
                                                   ========         ========        ========       ========        ========

Cash Distributions Paid or Accrued Per
  Unit Outstanding..............................   $    --               --              --        $    --         $    --
                                                   ========         ========        ========       ========        ========

Balance Sheet Data:


                                                                               At December 31,
                                                   -----------------------------------------------------------------------
                                                      1996             1995            1994           1993            1992
                                                      ----             ----            ----           ----            ----
                                                                           (Amounts in Thousands)


Total Assets....................................   $142,599         $180,373        $246,755       $264,898        $278,723

Mortgage Loans..................................    197,712          198,650         199,925        201,058         202,065


Total Liabilities...............................    208,501          208,504         208,658        212,657         208,177
                                                    -------          -------         -------        -------         -------
Total Capital...................................   $(65,902)        $(28,131)       $ 38,097       $ 52,241        $ 70,546
                                                   ========         ========        ========       ========        ========



(1) Includes reduction in carrying value of income-producing properties of $50,000,000.
(2) Minority interest represents the 1% interest of Crow Irvine in the Operating Partnership.
(3) Includes reduction in carrying values of income-producing properties of $23,261,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Registrant was formed for the purpose of investing in the Operating Partnership and the Development Partnership. The Registrant made a subsequent investment in WC Management which is directly related to and consistent with these purposes. As a result of the inability of the Operating Partnership to satisfy the Existing Secured Note at maturity, the Operating Partnership entered into a pre-approved bankruptcy plan (the "Plan"). The Plan provides for, among other things, (i) the transfer by the Operating Partnership of all of its assets and liabilities, including, without limitation, $500,000 of unencumbered cash as well as the Headquarters Facility and debt encumbering the Headquarters Facility, to a newly formed limited liability company to be known as Jamboree LLC in exchange for a 10% interest in such entity, (ii) the forgiveness, immediately prior to the transfer of the assets and liabilities to Jamboree LLC, by the Certificateholders of approximately $93 million of the debt plus interest accrued thereon, and the issuance of intermediate notes as satisfaction of the remaining outstanding balance of the Existing Secured Note, (iii) the subsequent contribution by Jamboree Office REIT of $4.5 million of the remaining $104.5 million of debt to Jamboree LLC in exchange for the remaining 90% interest in Jamboree LLC, and (iv) the issuance by Jamboree LLC of the New Notes, which will mature in five years and have an aggregate principal amount of $100 million. In addition, the Operating Partnership will have the right to exchange its interest in Jamboree LLC for an interest in Jamboree Office REIT and to obtain cash payments or equity interests in Jamboree Office REIT upon the occurrence of certain events. See "Item 1, Business - Change in Ownership; Mortgage Loan Workout", for additional information with respect to the Plan.

         If the Plan is not approved, the General Partners believe that the Headquarters Facility will most likely be lost through foreclosure. If the Headquarters Facility were to be foreclosed upon, it would most likely result in significant adverse tax consequences to the Limited Partners.


         The Registrant's primary source of liquidity has been distributions from the Operating Partnership, WC Management (derived from the management of the Operating Partnership's properties) and, to a lesser extent, distributions from the Development Partnership. For the year ended December 31, 1996, the Registrant received a distribution of $1,434,000 from WC Management. No distribution was received from the Operating Partnership or the Development Partnership in 1996. Assuming the

Plan is approved, future liquidity of the Registrant is dependent upon the ability of the Headquarters Facility to generate sufficient positive cash flow to enable Jamboree LLC to make distributions to its partners (or in the alternative, if the Registrant were to exchange its interest in Jamboree LLC for an interest in Jamboree Office REIT, the market for shares of stock in Jamboree Office REIT) as well as the ability of WC Management and the Development Partnership to generate income sufficient to make distributions to the Registrant.

         The Registrant received approximately $1,798,000, $1,577,000 and $1,434,000 of distributions from WC Management in 1994, 1995, and 1996, respectively. These amounts were used to pay the accrued asset management fee payable to WFA under the terms of the Partnership Agreement. It is expected that WC Management will continue to generate income sufficient to enable it to make distributions to the Registrant. However, in connection with the implementation of the Plan, the fee payable to WC Management for its property management and leasing services at the Headquarters Facility was reduced from 5% of gross receipts to 2% of gross receipts, with an additional 2% incentive fee. With respect to Registrant's general and administrative expenses, exclusive of asset management fees, (totaling approximately $359,000 in 1996), it is expected that these costs will continue to be paid from the distributions from WC Management unless and until there are distributions made to the Registrant by the Operating Partnership or the Development Partnership. At December 31, 1996, the Registrant and WC Management collectively held cash reserves of $2,194,000.

         Commencing in 1990, and through June 1996, WFA had not been paid its annual asset management fee. In August 1996, $4,875,000 of this fee was paid to WFA. As of December 31, 1996, $375,000 in asset management fees remained due and owing to WFA. To the extent that the Operating Partnership, the Development Partnership or WC Management are unable to make distributions to the Registrant which are sufficient to satisfy the annual asset management fee payable to WFA, the Registrant will need to continue to defer this payment. The deferred asset management fees will be paid as a priority from available sources of cash prior to any future distributions to partners of the Registrant if and when they are paid.

         As of December 31, 1996, approximately $1,289,000 remained in the reserve account of the Operating Partnership in the control of the mortgage lender. The Registrant utilized a significant portion of the amounts held in the Reserve to pay real estate taxes in 1996. The balance of these funds were transferred by the lender to a tenant improvement reserve in 1997 controlled by the Operating Partnership to fund tenant improvement costs on new leases approved by the bankruptcy court.

         The Development Partnership has depleted its Development Reserves. Pursuant to the terms of its partnership agreement, Crow Irvine is obligated to fund any operating deficits it may incur. In 1994, the Development Partnership sold a parcel of land. The Registrant did not receive any proceeds from the sale of the land because such proceeds were used to pay certain debts and obligations of the Development Partnership, pursuant to the Development Partnership's partnership agreement. If the Development Partnership engages in any construction, neither the Registrant nor the Limited Partners will be required to make any additional investment or be subject to any risks of construction.

         At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the properties and the market in which they are located. The ability to hold and operate the properties is dependent upon the approval of the Plan and, if approved, Jamboree LLC's ability to make payment on the New Notes.

Results of Operations

         Results of operations for the year ended December 31, 1996 reflect the consolidated results of the Registrant, the Operating Partnership and WC Management. Results of the Development Partnership are accounted for on the equity method.

         The Registrant has completed its tenth full year of operations. The Registrant's expenses consisted primarily of the amortization of deferred fees payable to WFA or its affiliates, which were paid from the proceeds of the capital contributions of Limited Partners. Other expenses consisted of the investor service fee to WFA and expenses related to the restructuring.

         The Registrant's results of operations depend largely on the results of the operations of the Operating Partnership and, to a lesser extent, on the results of operations of WC Management and the Development Partnership.

         WC Management commenced operations on January 1, 1992. Because WC management is 99% owned by the Registrant, it reports for financial purposes on a consolidated basis with the Registrant and the Operating Partnership. Revenues of WC Management consist primarily of fees received in connection with the management, leasing, and the providing of construction supervision services for the Headquarters Facility. For 1994, 1995 and 1996, WC Management received $2,026,000, $2,100,585 and $1,685,000, respectively in gross fees for these services. Of this amount, $1,767,000, $1,675,000 and $1,626,000, respectively was for property management fees, $80,000, $119,000 and $10,000, respectively represented construction supervision fees, and $179,000, $307,000 and $49,000, respectively for leasing commissions. Operating expenses associated with performing management and leasing functions totaled $542,000, $496,000 and $498,000, respectively, and included certain reimbursable costs such as salaries of certain senior level on-site employees and costs associated with payroll, accounting, legal and other administrative support functions incurred by Winthrop Management in performing management services on behalf of WC Management at the Headquarters Facility. All fees are eliminated in consolidation.

         Revenues for the Operating Partnership decreased by 6.4% from 1994 to 1995 and decreased by 2% from 1995 to 1996. During 1996, rental income accrued on leases with approximately 34 tenants accounted for approximately 69% of the Property's total income, 1% represented interest income earned on the Reserves and the remaining 30% represented operating expense and tax escalation reimbursements and miscellaneous income.

         Revenues decreased in 1996 as the result of Fluor vacating approximately 200,000 square feet in 1995 as permitted under its lease agreement. All but 11,000 square feet of this space was released by December 31, 1995. The new leases are at substantially lower rental rates, reflecting the current market. At December 31, 1996, the Headquarters Facility was 91.5% occupied. The annual base rent per the rent roll was approximately $21,988,000, or an average of $15.16 per leased square foot. The recovery of expenses from tenants by the Headquarters Facility decreased by approximately $1,408,000 (12%) primarily as the result of higher tenant bases for escalation on the new leases.

         Operating expenses of the Operating Partnership before interest expense, depreciation, and amortization, reduction in carrying value, and loss on investments increased by approximately $366,000 (2.4%). This increase is primarily attributable to an increase in administrative expense of approximately $441,000 (24.9%). The increased administrative costs are the result of the costs involved in the restructuring of the debt. The remaining operating expenses, interest expense and amortization were consistent with prior year. Depreciation decreased by approximately $2,237,000 because of the 1995 and 1996 write-down of carrying value.

         During 1995 and 1996, management reduced the Operating Partnership's carrying value of its aggregate investment in the Headquarters Facility as well as the equity investment in the Development Partnership by $50 million and $23 million, respectively. The write down is the result of management's determination that future cash flows will not enable the Operating Partnership nor the Development Partnership to recover their investments. Management considered various factors, which included the current and future expected occupancy rates and prospects for leasing at rates sufficient to support the existing carrying value of the Headquarters Facility.

         Pursuant to the terms of the lease between the Operating Partnership and Sodexho, f/k/a Gardener Merchant which operates a cafeteria at the Headquarters Facility, Sodexho is to receive a management fee of 3% of gross revenues from the cafeteria and 15% of the net profits generated by the cafeteria. Under the contract, the Operating Partnership is to receive 85% of the net profits from the operation of the cafeteria. The Operating Partnership's share of net profits from the cafeteria for 1996, 1995 and 1994 were $95,000, $98,000 and $173,000, respectively.

         The Registrant has a 25% limited partnership interest in the Development Partnership which is accounted for under the equity method of accounting. Prior to 1996, the operations of the Development Partnership consisted primarily of interest income earned on its cash reserves and expenses associated with the approval process of the development plan and administrative expenses. During 1996, a 144,000 square foot retail center including an eighteen hole putting course commenced operations. The reduced equity loss from the Development Partnership is primarily due to the partial year of operations of the retail center in 1996.

Item 8.  Financial Statements and Supplementary Data.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Winthrop California Investors Limited Partnership:

We have audited the accompanying consolidated balance sheets of Winthrop California Investors Limited Partnership (a Delaware limited partnership) and subsidiaries as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of Winthrop California Investors Limited Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop California Investors Limited Partnership and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 2 and 9 to the consolidated financial statements, the operating subsidiary has experienced several years of losses, was not able to fund or refinance the principal amount under the mortgage loan which became due during 1996, and, as a result, has filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on March 28, 1997. These matters raise substantial doubt about the Partnership's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities that might result should the Partnership be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the consolidated financial statements and schedule index is the responsibility of Winthrop California Investors Limited Partnership's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not a required part of the consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
June 13, 1997

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                                                                         1996             1995
                                                                                        (Amounts in thousands)
LAND (NOTE 1)                                                                         $  13,339        $  16,757

BUILDINGS AND IMPROVEMENTS (NOTES 1 AND 2)                                              221,342          239,769
                                                                                      ---------        ---------
                                                                                        234,681          256,526

LESS--ACCUMULATED DEPRECIATION (NOTE 2)                                                 130,004          122,065
                                                                                      ---------        ---------

                                                                                        104,677          134,461

CASH AND CASH EQUIVALENTS                                                                 5,335            9,216

INVESTMENT SECURITIES (NOTE 4)                                                               --            3,672

MORTGAGE ESCROW (NOTE 4)                                                                  1,289               --

OTHER DEPOSITS                                                                              241              221

PREPAID EXPENSES AND OTHER ASSETS, NET                                                    7,485            5,511

DEFERRED COSTS, NET OF ACCUMULATED AMORTIZATION OF $5,544 AND $12,639
AS OF DECEMBER 31, 1996 AND 1995, RESPECTIVELY (NOTES 2 AND 5)                            3,205            6,394

EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP (NOTE 3)                                    20,367           20,898
                                                                                      ---------        ---------

         Total assets                                                                 $ 142,599        $ 180,373
                                                                                      =========        =========

                       LIABILITIES AND PARTNERS' DEFICIT


LIABILITIES:
   Mortgage loan (Note 4)                                                             $ 197,712        $ 198,650
   Accounts payable, accrued expenses and other                                          10,789            9,854
                                                                                      ---------        ---------
                                                                                        208,501          208,504
                                                                                      ---------        ---------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

PARTNERS' DEFICIT:
   Limited partners--units of Investor Limited Partnership
     Interest, $65 stated value per cash unit and $66 stated value per deferred unit; authorized--3,500 units; issued and outstanding--3,500 units as of
     December 31, 1996 and 1995 (Note 1)                                                (44,573)          (7,557)

   General partners                                                                     (21,329)         (20,574)
                                                                                      ---------        ---------

                                                                                        (65,902)         (28,131)
                                                                                      ---------        ---------

         Total liabilities and partners' deficit                                      $ 142,599        $ 180,373
                                                                                      =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                         1996             1995              1994
                                                                                 (Amounts in thousands)
INCOME:
   Rental income                                                      $   24,376        $   23,590       $   24,487
   Common area expense reimbursements (Note 2)                             9,906            11,314           12,784
   Interest income                                                           441               817              709
   Other                                                                     468               302              423
                                                                      ----------        ----------       ----------

         Total income                                                     35,191            36,023           38,403
                                                                      ----------        ----------       ----------


EXPENSES:
   Utilities                                                               2,758             3,049            3,082
   Repairs, maintenance and security                                       6,329             5,734            6,883
   Real estate taxes                                                       2,680             2,608            2,543
   Insurance                                                                 357               332              228
   General and administrative                                              2,417             2,225            2,252
   Asset and property management fees (Note 5)                               750               750              750
   Interest expense (Note 4)                                              23,660            23,611           23,754
   Depreciation and amortization (Note 2)                                 10,533            13,241           13,005
   Unrealized loss on investments                                             --                42               68
   Reduction in carrying value of income-producing properties
     and equity investment (Note 2)                                       23,261            50,000               --
                                                                      ----------        ----------       ----------

         Total expenses                                                   72,745           101,592           52,565
                                                                      ----------        ----------       ----------

EQUITY IN LOSS OF DEVELOPMENT PARTNERSHIP (NOTE 3)                          (531)             (794)            (101)
                                                                      ----------        ----------       ----------

   Loss before minority interest                                         (38,085)          (66,363)         (14,263)

MINORITY INTEREST IN LOSS (INCOME) OF:
   Operating partnership (Note 2)                                            327               152              134
   Management partnership (Note 2)                                           (13)              (17)             (15)
                                                                      ----------        ----------       ----------

         Net loss                                                     $  (37,771)       $  (66,228)      $  (14,144)
                                                                      ==========        ==========       ==========

NET LOSS ALLOCATED TO GENERAL PARTNERS (NOTE 2)                       $     (755)       $   (1,325)      $     (283)
                                                                      ==========        ==========       ==========

NET LOSS ALLOCATED TO INVESTOR LIMITED PARTNERS (NOTE 2)              $  (37,016)       $  (64,903)      $  (13,861)
                                                                      ==========        ==========       ==========

NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST                     $   (10.58)       $   (18.54)      $    (3.96)
                                                                      ==========        ==========       ==========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                     Units of          Investor
                                                     Investor          Limited
                                                     Limited          Partners'           General      Total Partners'
                                                   Partnership         Capital           Partners'         Capital
                                                     Interest         (Deficit)           Deficit         (Deficit)
                                                              (Amounts in thousands, except unit amounts)
BALANCE, DECEMBER 31, 1993                            3,500           $   71,207        $  (18,966)      $   52,241

   Net loss (Notes 2 and 10)                             --              (13,861)             (283)         (14,144)
                                                 ----------           ----------        ----------       ----------

BALANCE, DECEMBER 31,1994                             3,500               57,346           (19,249)          38,097

   Net loss (Notes 2 and 10)                             --              (64,903)           (1,325)         (66,228)
                                                 ----------           ----------        ----------       ----------

BALANCE, DECEMBER 31, 1995                            3,500               (7,557)          (20,574)         (28,131)

   Net loss (Notes 2 and 10)                             --              (37,016)             (755)         (37,771)
                                                 ----------           ----------        ----------       ----------

BALANCE, DECEMBER 31, 1996                            3,500           $  (44,573)       $  (21,329)      $  (65,902)
                                                 ==========           ==========        ==========       ==========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                          1996              1995             1994
                                                                       (Amounts in thousands, except per unit data)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $  (37,771)       $  (66,228)      $  (14,144)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                         9,948            12,831           12,612
     Unrealized loss on investments                                           --                42               68
     Reduction in carrying value of income producing properties
       and equity investment                                              23,261            50,000               --
     Minority interest in income of Operating Partnership and
       Management Partnership                                               (314)             (135)            (119)
     Equity in loss of Development Partnership                               531               794              101
     Changes in current assets and liabilities-
       (Increase) decrease in other deposits                                 (20)              712             (933)
       (Increase) decrease in prepaid expenses and other assets           (1,648)              502              298
       Increase (decrease) in accounts payable, accrued expenses
         and other                                                           923             1,121           (2,866)
       Increase in deferred costs related to operating activities           (111)             (716)            (159)
                                                                      ----------        ----------       ----------

           Net cash used in operating activities                          (5,201)           (1,077)          (5,142)
                                                                      ----------        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investment securities held for
     trading, net of purchases                                             2,383             5,223            6,316
   Capital expenditures                                                     (125)             (422)            (181)
                                                                      ----------        ----------       ----------

           Net cash provided by investing activities                       2,258             4,801            6,135
                                                                      ----------        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage loan                                      (938)           (1,275)          (1,133)
   Decrease in investment securities                                       1,289                --               --
   Increase in mortgage escrow                                            (1,289)               --               --
                                                                      ----------        ----------       ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (3,881)            2,449             (140)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               9,216             6,767            6,907
                                                                      ----------        ----------       ----------


CASH AND CASH EQUIVALENTS, END OF YEAR                                $    5,335        $    9,216       $    6,767
                                                                      ==========        ==========       ==========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1)    ORGANIZATION

       Winthrop California Investors Limited Partnership (the Partnership) was originally organized on January 24, 1985 under the Maryland Uniform Limited Partnership Act and was reorganized on October 16, 1985 as a Delaware limited partnership to own a 99% general partnership interest in Crow Winthrop Operating Partnership, a Maryland general partnership (the Operating Partnership), as well as a 25% Limited Partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the Development Partnership). The Partnership subsequently acquired, in March 1992, a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership (Management Partnership).

       On July 30, 1985 (the Acquisition Date), the Operating Partnership acquired the Fluor Corporation World Headquarters Facility (the Headquarters Facility) in Irvine, California, from Fluor Corporation (Fluor) consisting of approximately 1,606,000 rentable square feet, the directly underlying land of approximately 14.8 acres and all related rights and easements.

       As of the same date, the Development Partnership acquired 122.2 acres of undeveloped land (the Excess Land) surrounding the Headquarters Facility (the Excess Land together with the Headquarters Facility is collectively referred to as the Properties).

       The Properties were acquired for a total price of $337,000,000 (the Purchase Price) consisting of $302,000,000 paid on the Acquisition Date (the Fixed Purchase Price) and $35,000,000 paid in August 1986 (the Contingent Purchase Price) after certain development rights were approved for the Development Partnership.

       The General Partners of the Partnership are Winthrop Financial Associates (WFA) and Three Winthrop Properties, Inc. (Three Winthrop) (see Note 6). The General Partners made capital contributions totaling $101 for a 2.0% interest in the operating profits and losses of the Partnership.


(2)    SIGNIFICANT ACCOUNTING POLICIES

       Basis of Consolidation

       The accompanying consolidated financial statements include the accounts of the Partnership, the Operating Partnership and the Management Partnership. The Partnership is the 99% General Partner of the Operating Partnership and the 99% Limited Partner of the Management Partnership. The remaining 1% ownership interests of an unaffiliated partner of the Operating Partnership (Crow Irvine #2) and of an affiliated partner of the Management Partnership (First Winthrop Properties, Inc.) have been included in other assets in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(2)    SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Basis of Consolidation (Continued)

       The Partnership owns a 25% Limited Partner's interest in the Development Partnership, which is accounted for under the equity method.

       Basis of Presentation

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Operating Partnership has experienced several years of losses and was not able to fund or refinance the principal amount due under the mortgage note at maturity in April 1996 (see Note 4). As a result, the Operating Partnership filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on March 28, 1997. This matter raises substantial doubt as to the Partnership's ability to continue as a going concern for a reasonable period of time (see Note 9).

       The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Partnership be unable to continue as a going concern. The Partnership's continuation as a going concern is dependent on its management's ability to obtain approval of its plan of reorganization of the Operating Partnership from the U.S. Bankruptcy Court, Central District of California.


       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Income Taxes

       No provision has been made for federal, state or local income taxes in the accompanying consolidated financial statements of the Partnership. The partners are required to report, on their individual income tax returns, their allocable share of income, gains, losses, deductions and credits of the Partnership. The Partnership has elected to file its tax returns on the accrual basis.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(2)    SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Common Area Expense Reimbursement and Reimbursable Common Area Expenses

       Reimbursable common area expenses are all expenses and costs, as defined in the tenant leases, which are paid in connection with the ownership and operation of the Headquarters Facility. Included in common area expense reimbursements are calculated cost recovery amounts related to certain capitalized equipment expenditures, which reduce project operating expenses.

       Depreciation and Amortization

       The Operating Partnership provides for depreciation of buildings and improvements on the straight-line method over their estimated useful lives. Real property is depreciated over a period of six to fifty-four years. Personal property is depreciated over a period of five to seven years. Building and improvements are valued at cost, adjusted for impairment considered other than temporary (see Income Producing Properties). Fully depreciated assets and assets no longer in service, along with the related accumulated depreciation, have been written off.


       Due to the adjustment for impairment for financial statement purposes, the tax basis of the property exceeds its carrying value for financial reporting purposes by approximately $46 million at December 31, 1996.

       Deferred Costs

       Financing costs (including fees and insurance), leasing costs and deferred fees are capitalized and amortized primarily using the straight-line method over the term of the related agreements. Organization costs have been amortized using the straight-line method over five years.

       Statements of Cash Flows

       For purposes of the statements of cash flows, cash equivalents are defined by the Partnership as investments consisting of certificates of deposits, money market funds, commercial paper and other instruments with original maturities of three months or less. The Partnership made interest payments of $21,003,000, $23,623,000 and $23,765,000 in 1996,
       1995 and 1994, respectively.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(2)    SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Income Producing Properties

       Income producing properties are carried at cost adjusted for depreciation. Management reviews the properties to determine whether they have suffered an impairment in value which is deemed to be other than temporary requiring the properties to be reduced to their fair value at that time. Such instances arise when management concludes that expected future cash flows will not enable the Partnerships to recover their investment. In making such assessments, management considers certain factors, which include recessionary effects on commercial real estate markets, current and future expected occupancy rates, prospects for leasing at rates sufficient to support the existing carrying value of the properties, expected changes in operating costs or appraisal of an independent firm.

       During 1995, management determined that the Properties suffered an impairment in value which was considered to be other than temporary. Management's assessment of impairment related to the weaker than projected Orange County commercial real estate market. Given the unfavorable development of the adjacent parcels, structural flaws recently identified and the potential inability to retain the Fluor tenant (Note 4), management believed that there would be a major lease-up effort. This lease-up effort could include major structural improvements, a longer than anticipated vacancy period and rental rates lower than those being achieved on existing leases. As a result, the Partnership reduced the carrying value of its investment in the Properties by $40,000,000 in 1995 to its estimated fair value (see
       Note 3).

       During 1996, as a result of the Operating Partnership's default on the Mortgage Loan (see Note 4), and the subsequent notification by Fluor that it would not renew its lease upon expiration in July 1998, management updated its assessment of potential impairment of the Properties. Based on a valuation prepared by an outside party, the Partnership, in conjunction with its Agreement of Understanding with the Mortgage Lender, has determined that an additional impairment in value that is considered to be other than temporary needed to be recognized, and further reduced the carrying value of its investment in the properties by $23,261,000 to its estimated fair value as of December 31, 1996.

       Accounting for Long-Lived Assets

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. As required, the Partnership adopted SFAS No. 121 in the first quarter of 1996. Management believes adoption did not have any effect on the financial position of the Partnership.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(2)    SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Disclosures About Fair Value of Financial Instruments

       SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 1996 and 1995 consist primarily of short-term trade receivables and payables, for which the carrying amounts approximate fair values, and long-term debt. As discussed in
       Note 4, the Partnership has a permanent mortgage note payable to Pacific Mutual Life Insurance Company, which matured on April 1, 1996. On March 28, 1997, the Operating Partnership filed for bankruptcy under Chapter 11, of the U.S. Bankruptcy Code. Due to this factor, it is not practicable to determine the fair market equivalent for this indebtedness. However, under the current circumstances, it is management's estimate that the fair value of this instrument is less than the carrying amount at December 31, 1996.

       Allocation of Net Profits or Losses and Cash Flow

       The net operating profits or losses and cash flow of the Partnership are, in general, allocated as follows (see Note 7):

                                                     Profits, Losses    Profits, Losses     Profits, Losses
                                                      and Cash Flow      and Cash Flow       and Cash Flow
                                                      Received from      Received from       Received from
                                                        Operating         Development         Management
                                                       Partnership        Partnership         Partnership
        Investor Limited Partners                         97.020%            15.000%             97.020%
        WFA                                                1.881              9.975               1.881
        Three Winthrop                                     0.099              0.025               0.099
                                                        --------           --------            --------
        Total interest of the Partnership in-
           Operating Partnership                          99.000                 --                  --
           Development Partnership                            --             25.000                  --
           Management Partnership                             --                 --              99.000
        Interest of Crow Irvine in-
           Operating Partnership                           1.000                 --                  --
           Development Partnership                            --             75.000                  --
        Interest of First Winthrop in-
           Management Partnership                             --                 --               1.000
                                                        --------           --------            --------

                                                         100.000%           100.000%            100.000%
                                                        ========           ========            ========

       Any gains resulting from sales, disposition or refinancing of any of the Properties are to be allocated to the partners of the Partnerships according to various provisions of the Partnership Agreements.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(3)    EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP

       The Partnership's equity investment in the Development Partnership is summarized as follows:


                                                                            December 31,
                                                                        1996             1995
                                                                       (Amounts in thousands)
        Balance, beginning of year                                  $    20,898       $    31,692
        Equity in loss of Development Partnership                          (531)             (794)
        Reduction in carrying value                                          --           (10,000)
                                                                    -----------       -----------

                                                                    $    20,367       $    20,898
                                                                    ===========       ===========


       Condensed balance sheets of the Development Partnership are as follows:


                                                                            December 31,
                                                                        1996             1995
                                                                       (Amounts in thousands)
                                                                             (Unaudited)
                                     ASSETS
                                                                                      (Restated)

        Fixed assets                                                $    63,602       $    53,947
        Cash and cash equivalents, at cost, which approximates
           market value                                                   3,646             4,691
        Accounts receivable and other assets                              1,782            10,324
                                                                    -----------       -----------

                 Total assets                                       $    69,030       $    68,962
                                                                    ===========       ===========


                       LIABILITIES AND PARTNERS' CAPITAL

        Liabilities:

           Notes payable                                            $    33,702       $    33,702
           Accounts payable and accrued interest                         12,881            10,692
                                                                    -----------       -----------
                                                                         46,583            44,394
                                                                    -----------       -----------

        Partners' Capital:
           Winthrop California Investors Limited Partnership             29,960            30,490
           Crow Irvine                                                   (7,513)           (5,922)
                                                                    -----------       -----------
                                                                         22,447            24,568
                                                                    -----------       -----------

                 Total liabilities and partners' capital            $    69,030       $    68,962
                                                                    ===========       ===========

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(3)    EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP (Continued)

       Condensed statements of operations of the Development Partnership are as follows:


                                                                      For the Years Ended December 31,
                                                                  1996              1995              1994
                                                                           (Amounts in thousands)
                                                                                 (Unaudited)


                                                                                 (Restated)
        Operating revenues                                     $    3,063       $    2,619         $   6,618

        Costs and expenses                                          5,185            5,551             7,021
                                                               ----------       ----------         ---------

                 Net loss                                      $   (2,122)      $   (2,932)        $    (403)
                                                               ==========       ==========         =========


        Net loss allocated to Crow Irvine                      $   (1,591)      $   (2,199)        $    (302)
                                                               ==========       ==========         =========

                 Net loss allocated to Winthrop California
                 Investors Limited Partnership                 $     (531)      $     (733)        $    (101)
                                                               ==========       ==========         =========

       The 1995 balance sheet and operating results are restated for changes made by the Development Partnership subsequent to issuance of the 1995 financial statements.

       In conjunction with the impairment in value determined with respect to the Properties, management concluded that there was an impairment in the value of its equity investment in the Development Partnership. Such impairment is substantially related to factors discussed in Note 2. As a result, the Partnership reduced the carrying value of this investment by $10,000,000 in 1995 to its estimated fair value. The tax basis of this investment exceeds its carrying value for financial statement purposes by approximately $11,611,000.

(4)    FINANCING ARRANGEMENTS

       The Operating Partnership, in connection with the acquisition of the Headquarters Facility, obtained a $204,000,000 mortgage loan (the Mortgage Loan) from Pacific Mutual Life Insurance Company (the Mortgage Lender) as of the Acquisition Date. The Mortgage Loan had a 127-month term, bears interest at the fixed rate of 11.85% and is secured by the Headquarters Facility. Under the terms of the loan, monthly payments of interest only were required through August 1, 1990. Thereafter, monthly payments of principal and interest of $2,075,000 were made until maturity. A balloon payment of $198,190,000 was due at maturity on April 1, 1996.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(4)    FINANCING ARRANGEMENTS (Continued)

       The Operating Partnership failed to make the balloon payment on April 1, 1996, but continued to make scheduled monthly payments of principal and interest through August 1996. In July, the Mortgage Lender swept the funds from the investment accounts, in an amount totaling $1,264,759, which were placed in an interest-bearing escrow account. Interest income in the amount of $24,267 was credited through December 31, 1996. The parties agreed that starting in September 1996, the Mortgage Lender would sweep the Operating Partnership's operating bank account and would take and apply all funds in excess of $500,000 in the bank account to the outstanding principal and accrued interest on the Mortgage Loan. Payments made under this arrangement totaled approximately $9,958,000. Any unpaid interest accrues interest at 11.85%. Accrued interest payable included in accounts payable at December 31, 1996 totaled approximately $4,617,000.

       The Mortgage Lender has a security interest in the cash balances of the Operating Partnership and has placed certain restrictions on investment policies and capital distributions.

       Although market conditions in Southern California have recently stabilized and market rental rates have increased slightly, the Partnership does not anticipate being able to sell or refinance the Headquarters Facility to repay the Mortgage Loan. During March 1997, the property's largest tenant, Fluor, announced that it would not be extending its lease term. On March 28, 1997, the Operating Partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

       On November 27, 1996, the Mortgage Lender and the Partnership reached an agreement (the Agreement of Understanding) in principle on the terms of a plan of reorganization for the Operating Partnership, under which the Mortgage Lender agreed to support a prearranged bankruptcy plan of reorganization on certain terms and conditions, and agreed to forbear from exercising any remedies so long as the Agreement of Understanding was in effect. The Mortgage Lender may terminate this Agreement if the plan of reorganization is not confirmed on or before December 31, 1997 (see Note 9).

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(5)    DEFERRED COSTS

       The following summarizes by category the Partnership's deferred costs at December 31, 1996 and 1995:

                                                   1996              1995
                                                   (Amounts in thousands)

        Financing costs                          $       --       $    4,156
        Leasing costs                                 7,554            7,265
        Organization costs                               --            2,080
        Deferred fees                                 1,195            5,532

        Less--Accumulated amortization               (5,544)         (12,639)
                                                 ----------       ----------

                                                 $    3,205       $    6,394
                                                 ==========       ==========

(6)    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

       WFA and Three Winthrop, as General Partners of the Partnership, are entitled to allocations of profits and losses and cash distributions from operations and liquidation of the Partnerships.

       WFA or an affiliate earns annual asset management fees of $750,000 paid from the Partnership's distributive share of cash flow from operations of the Operating, Development and Management Partnerships. At December 31, 1996, 1995 and 1994, $375,000, $4,500,000 and $3,750,000,
       respectively, of such fees are included in accounts payable.

       WFA and Crow Orange County Management Company (Crow Management) are entitled to an incentive asset management fee equal to 10% and 5%, respectively, of the excess, if any, in any year of actual cash flow over the cash flow forecast for the Headquarters Facility in the summary of cash flow forecast from operations of the Operating Partnership set forth in the Partnership's confidential memorandum describing the Offering. There were no such amounts paid or accrued in 1996, 1995 or 1994.

       During 1996 and 1995, the Management Partnership occupied space (14,851 rental square feet of office space) and earned management fees, leasing commissions and fees for supervising the conversion of tenant space and certain other capital improvements at the Headquarters Facility in accordance with agreements assigned from Crow Management. All fees have been eliminated in consolidation.

       During 1996 and 1995, the Management Partnership reimbursed approximately $145,000 and $175,000, respectively, of costs incurred by an affiliate in connection with the operation of the Management Partnership.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(6)    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (Continued)

       During 1995 and 1994, Crow Management occupied approximately 3,564 and 4,675, respectively, rentable square feet of office space owned by the

       Operating Partnership. This space was used by Crow Management personnel to oversee the management of the Properties.

       During 1995, the Operating Partnership reimbursed to WFA approximately $9,000 of costs for legal services that certain WFA employees provided to the Partnership.

       WFA obtains general liability insurance coverage for the Partnership. The cost of this coverage charged to the Partnership was $15,100 and $14,128 in 1996 and 1995, respectively.

(7)    REAL ESTATE TAX ABATEMENT

       In 1995, the Operating Partnership received an abatement of real estate taxes from Orange County related to the 1992, 1993 and 1994 fiscal years. The amount received totaled $1,665,000. Of this amount, $1,424,000 was payable to certain tenants. The remaining $241,000 was reflected as other income.

       During 1996, the Operating Partnership received an abatement of real estate taxes related to fiscal years 1991 through 1995. Of the total rebate of approximately $150,000, approximately $127,000 is payable to certain tenants and $23,000 is included in other income.

       In March 1997, the Operating Partnership received a real estate tax abatement related to the 1994 and 1995 fiscal years totaling approximately $1,666,000. This amount is included in accounts receivable at December 31, 1996. Of this amount, approximately $1,405,000 is payable to certain tenants. The remaining $261,000 is included in other income.

(8)    COMMITMENTS AND CONTINGENCIES

       Leases

       Originally, the Operating Partnership entered into three separate, but substantially identical, 50-year completely net leases (collectively, the Master Lease) with a subsidiary of Fluor (with a guarantee by Fluor) for each of the three components of the Headquarters Facility. At all times during the term of the Master Lease, Fluor will pay its pro rata share of all operating expenses of the Headquarters Facility and the
       90.2 acres surrounding the Headquarters Facility, which contain parking lots, access roads and landscaped grounds (the Master Land).

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(8)    COMMITMENTS AND CONTINGENCIES (Continued)

       Leases (Continued)

       Effective November 1, 1988, the Partnership negotiated revised lease terms with Fluor (the Revised Lease Terms), which were approved by the Mortgage Lender during 1990. The primary components of the Revised Lease Terms were (i) Fluor will continue to lease a minimum of 790,409 usable square feet until 1998 (797,142 square feet currently leased at December 31, 1995) and (ii) the average rental rate on this space will be approximately $16.87, net, per usable square foot. Fluor must inform the Operating Partnership of its intentions regarding renewal by July 1, 1997, at which time Fluor may elect to (i) renew the lease on August 1, 1998 for up to seven consecutive six-year renewal terms for a minimum of 350,000 square feet at a rental rate equal to 95% of the market rates but not less than the rates then in effect or (ii) vacate one half of its space on August 1, 1998 and the remainder on August 1, 1999. During March 1997, Fluor announced that it would not be extending its lease term.

       The Master Lease provides that Fluor may sublease space with the consent of the Operating Partnership. If rent under a sublease is in excess of that due under the Master Lease, a portion of the excess will be paid by Fluor to the Operating Partnership. If rent due under a sublease is less than that due under the Master Lease, Fluor will continue to pay the full rent due under the Master Lease to the Operating Partnership.
       Fluor entered into several subleases in 1991 and 1990.

       The following is a summary of the minimum lease revenues, exclusive of escalation recoveries and future lease renewals, on existing leases, which reflects the revised lease terms discussed above:

                Year                         Amount
                                     (Amounts in thousands)
                1997                       $    21,097
                1998                            14,467
                1999                             6,578
                2000                             6,614
                2001                             3,561
                Thereafter                       8,521
                                           -----------

                                           $    60,838

                                     F-17

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(8)    COMMITMENTS AND CONTINGENCIES (Continued)

       Litigation

       During 1993, the Partnership, both on its own behalf and on behalf of the Operating Partnership, commenced legal proceedings against Crow Irvine and its general partners, Crow Management and the Development Partnership (together, the Crow Defendants). The Crow Defendants filed a cross-complaint against the Partnership, the Operating Partnership, the General Partners and certain other individuals and entities affiliated with WFA. On April 1, 1995, the Partnership and its affiliates, along with the Crow Defendants, agreed to dismiss all claims pursuant to a settlement agreement. That settlement agreement required the Partnership to pay $1,050,000 to either Crow Management or the Development Partnership in full and complete satisfaction of all amounts due under the management agreement. This amount was paid in 1995.

       The settlement agreement also requires Crow Management to subcontract all management services to the Management Partnership for the period April 1, 1995 to December 31, 2000 in consideration for a monthly fee of $20,833. The Partnership will be required to remit payments for fees related to common area operations to the Management Partnership. In addition, the Partnership agreed to pay certain fees for reserved parking spaces.

       During November 1996, Crow Management gave notice to the Management Partnership that the subcontract entered into in April 1995 was canceled immediately due to the Management Partnership's failure to fulfill its obligations under the terms of the subcontract. It is the Partnership's position that all required duties are being properly performed and that the subcontract requires the parties to enter into arbitration prior to cancellation of the subcontract. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position or results of operation of the Partnership.

       In July 1985, the Operating and Development Partnerships entered into the Construction, Operation and Reciprocal Easement Agreement (the REA) to govern the development and use of the properties under the control of each. On February 20, 1997, the Development Partnership sent a notice to the Operating Partnership claiming that the Operating Partnership was in default of the REA due to its refusal to permit the Development Partnership to use certain electrical lines located on the Operating Partnership's property.


       Financial Instruments

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and investment securities. The Partnership places its temporary cash investments and investment securities with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 1995, the Partnership had no significant concentrations of credit risk.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)

(9)    SUBSEQUENT EVENT

       The Operating Partnership filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on March 28, 1997, as outlined in the Agreement of Understanding with the Mortgage Lender (see Note 4). Under the terms of the proposed plan of reorganization, the Mortgage Lender will reduce the Operating Partnership's mortgage obligation to $104.5 million through forgiveness of indebtedness. The debt will be evidenced by two new notes in the principal amounts of $100 million and $4.5 million (the Intermediate Debt). The Operating Partnership will then contribute $500,000 in cash, and all other partnership assets and liabilities (including the Headquarters Facility subject to the Intermediate Debt) to a limited liability corporation (LLC) formed for this purpose. In return, the Operating Partnership will receive a 10% interest in LLC. The LLC will terminate upon the earlier of the sale or disposition of the Headquarters Facility or September 28, 2002, although its term may be extended by the members.

       A real estate investment trust (REIT) will be formed to own a 90% interest in LLC. In return for satisfaction of the existing mortgage, the Mortgage Lender will initially own 100% of the REIT and receive $100 million in secured debentures from LLC. Class A Notes in the principal amount of $80 million will bear interest at 2.25% above the interest rate on U.S. Treasury Bonds or Notes with a maturity date closest to the Class A Notes, and be payable monthly in interest only through March 28, 1999. Thereafter, monthly payment of interest and principal will be based on a 25-year amortization schedule. Through March 28, 1998, the interest may be payable in additional Class A Notes. Class B Notes in the principal amount of $20 million will bear interest at 3.0% above the interest rate on U.S. Treasury Bonds or Notes with a maturity date closest to the Class B Notes, and be payable monthly in interest only through March 28, 2000. Thereafter, monthly payments of interest and principal will be based on a 25-year amortization schedule. Through

       March 28, 2001, the interest may be payable in additional Class B Notes. Both Class A and B Notes mature March 28, 2002.

       The Operating Partnership will have the right to exchange its 10% interest in the LLC for a 10% interest in the REIT (the Exchange Right). It will also pledge its interest in the LLC as collateral for the payment in full of all amounts evidenced by the Class A and Class B Notes.

       The Operating Partnership will also receive certain Property Appreciation Rights, which will be exercisable through March 27, 2002. The Operating Partnership will have the right to purchase an equity interest in the REIT representing 10% of the equity value of the LLC (subject to dilution) for $10,888,889. The Operating Partnership will also have the right to purchase an equity interest in the REIT representing 55% of the equity value of the LLC (subject to dilution) for $152,777,778. The exercise of the rights is subject to the value of the LLC equaling or exceeding $98 million for the 10% purchase and $125 million for the 55% purchase. In lieu of issuing shares for these Property Appreciation Rights, the REIT will have the option of making a net cash payment equal to the difference between the current market value of the REIT shares to be issued and the exercise price.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                  (Continued)


(9)    SUBSEQUENT EVENT (Continued)

       In return for its services in connection with assistance in negotiating the reorganization plan, the LLC will pay a fee of $500,000 to the Partnership.

       The above terms of the proposed plan of reorganization are subject to change and are also subject to approval by the Bankruptcy Court and the Investor Limited Partners.

(10)   TAX LOSS

       The Partnership's loss for federal income tax reporting purposes differs from the net loss for financial reporting purposes primarily due to timing differences in the recognition of certain revenue and expense items. The Partnership's federal tax loss was calculated as follows:

                                                               1996             1995              1994
                                                                       (Amounts in thousands)
        Loss for financial reporting purposes              $   (37,771)      $   (66,228)     $   (14,144)

        Reduction in carrying value of property                 23,261            50,000               --


        Accelerated depreciation (in excess of) less
        than the depreciation for financial statement
        purposes                                                (1,746)              285             (368)

        Prepaid rent                                                71                 8           (2,547)

        Deferred rental income                                    (252)              110              107

        Nondeductible accruals                                     492            (1,365)           1,107

        Amortization of intangibles                                100               100              495

        Other                                                      (42)            1,232                5

        Legal fees related to bankruptcy                           350                --               --

        Special tax loss allocation to Partnership                (326)             (151)            (137)

        Development Partnership interest expense
        capitalized for tax                                       (274)              217               34
                                                           -----------       -----------      -----------

                Loss for federal income tax reporting
                purposes                                   $   (16,137)      $   (15,792)     $   (15,448)
                                                           ===========       ===========      ===========

       Allocations of the net loss to Investor Limited Partners for financial statement and tax purposes are computed in accordance with the Partnership Agreements.

                                                                   SCHEDULE III

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              AT DECEMBER 31, 1996

                                                                  Cost
                                                               Capitalized
                                                              Subsequent to
                                Initial Cost to Partnership    Acquisition-
                Encumbrances                    Buildings &    Improvements,
Description          (A)            Land       Improvements         Net
Commercial
office
property        $198,650,332    $ 22,756,500   $279,217,582    $(23,914,913)



                    Gross Amount at which Carried at Close of Period
                                               Impairment of
                               Buildings &        Land &                      Accumulated      Date of       Depreciable
Description       Land        Improvements       Buildings      Total (B)    Depreciation    Acquisition        Life
Commercial
office
property      $ 22,756,500    $273,894,029     $(61,970,000)  $234,680,529   $130,004,456      7/30/85       5-54 years

(A) See Note 4 of notes to consolidated financial statements for information regarding the terms of the various encumbrances.

(B) The total cost of land, buildings and improvements, net of accumulated depreciation at December 31, 1996, for federal income tax purposes is $151,093,762.



RECONCILIATION OF COST:
   Balance as of December 31, 1993                             $  295,923,309
     Additions during 1994                                            180,563
     Retirements during 1994                                               --
                                                               --------------

   Balance as of December 31, 1994                                296,103,872
     Additions during 1995                                            421,370
     Retirements during 1995                                               --
     Loss due to permanent impairment-
       Land                                                        (6,000,000)
       Building                                                   (34,000,000)
                                                               --------------

   Balance as of December 31, 1995                                256,525,242
     Additions during 1996                                            125,287
     Retirements during 1996                                               --
     Loss due to permanent impairment-
       Land                                                        (3,417,500)
       Building                                                   (18,552,500)
                                                               --------------

   Balance as of December 31, 1996                             $  234,680,529
                                                               ==============


RECONCILIATION OF ACCUMULATED DEPRECIATION:
   Balance as of December 31, 1993                             $   99,559,775
     Depreciation expense 1994                                     11,109,324
     Retirements during 1994                                               --
                                                               --------------


   Balance as of December 31, 1994                                110,669,099
     Depreciation expense 1995                                     11,395,960
     Retirements during 1995                                               --
                                                               --------------

   Balance as of December 31, 1995                                122,065,059
     Depreciation expenses 1996                                     9,196,372
     Retirements during 1996                                       (1,256,975)
                                                               --------------

   Balance as of December 31, 1996                             $  130,004,456
                                                               ==============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers.

         The Registrant has no directors or executive officers. The managing general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of May 1, 1997, the names of the executive officers of WFA and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with         a Director or
Name                         the General Partner        Officer Since

Michael L. Ashner            Chief Executive Officer      1-96

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     7-95
                             and Clerk

Edward Williams              Chief Financial Officer      4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 39, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of WC Management since January 1996. Mr. Furber served as a

Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

         Except as indicated above, neither the Registrant nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-K. There are no family relationships among the officers and directors of WFA.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


         (f) Involvement in Certain Legal Proceedings.  None.

Item 11. Executive Compensation.

         Registrant is not required to and did not pay any compensation to the officers or partners of the General Partner. The General Partner does not presently pay any compensation to any of its officers or partners (See "Item 13, Certain Relationships and Related Transactions").

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security Ownership of Certain Beneficial Owners.

         WFA and Three Winthrop own all the outstanding general partnership interests in the Registrant. The following table sets forth certain information regarding Units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership assignee units, by each of the directors of the General Partners of the Registrant and by all directors and executive officers of the General Partners as a group as of May 1, 1997.

       Name and address of             Amount and nature of
        Beneficial Owner                 Beneficial Owner         % of Class
        ----------------                 ----------------         ----------


WILCAP Limited Partnership (1) (2)         1,000                      28.6

WILCAP Holdings Co., Inc. (1)(2)(3)        18                           *

Winthrop Financial Associates,
A Limited Partnership (1) (2)              5                            *


All directors and executive officers
as a group (five persons)                  --                          --


*  Less than one percent

(1) The business address for WILCAP Limited Partnership WILCAP Holdings Co., Inc. and WFA is One International Place,
         12th Floor, Boston, Massachusetts 02110.

(2) Based upon information supplied to the Registrant by WILCAP Limited Partnership.

(3)      WILCAP Holdings Co., Inc. is the general partner of WILCAP

         Limited Partnership.

         There exists no arrangements known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions.

         (a) Transactions with Management and Others.

         The directors, officers and general partners of the General Partners and their affiliates receive no remuneration or other compensation from the Registrants.

         Under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive certain cash distributions from, and allocations of taxable profits and losses from the Registrant. In addition, the General Partners and their affiliates receive certain fees and compensation paid by the Partnership for services rendered in connection with the operations of the Partnership.

         The only fees, commissions and cash distributions which the Registrant paid or accrued for the account of the General Partners and their affiliates for the years ended December 31, 1996, 1995 and 1994 is an annual asset management fee payable to WFA of $750,000 per annum. In August 1996, the Registrant paid $4,875,000 to the General Partners as payment of current and accrued annual asset management fees.

         There were no other material transactions between the General Partners or their affiliates and the Registrant during 1994, 1995 or 1996, except as follows:

         In February 1992, WC Management was organized for the purpose of buying out Crow Management's interest in the Management Contract. A wholly-owned subsidiary of WFA contributed $100 to the capital of this partnership in exchange for a 1% general partnership interest. The Registrant contributed approximately $4 million to the capital of WC Management in exchange for a 99% limited partnership interest. In 1994, 1995 and 1996, the WFA affiliate which is the general partner of WC Management received a distribution of $2,981, $14,376 and $0, respectively, in respect of its 1.0% interest. Others than the distribution in respect of its 1% interest, the general partner of WC Management received no compensation for its services as general partner.

         WC Management has engaged Winthrop Management, an affiliate of WFA, to perform the services required under the Management Contract. Winthrop Management is reimbursed for payroll and other expenses associated with discharging these duties. Winthrop Management also occupies approximately 2,000 square feet of office space in the Headquarters Facility and receives reimbursement from the Operating Partnership for the expenses associated with this space. Other than these reimbursements, Winthrop Management receives no fees for the services it performs for WC Management.


         (b) Certain Business Relationships.

         The Registrant's response to Item 13(a) hereof is incorporated herein by this reference. The Registrant has no other business relationship with entities of which the officers, directors or general partners of the General Partners or its affiliates are officers, directors or 10 percent shareholders other than as discussed in "Item 12(a), Security Ownership of Certain Beneficial Owners".

         (c) Indebtedness of the Management.

         There is no indebtedness to the Registrant by the General Partners or their affiliates, or any of their officers, directors or general partners.

         (d) Transactions with Promoters.  None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The following documents are filed as part of this Report:

             1. Financial Statements - See Index to Financial Statements in
Item 8.

             2. Financial Statement Schedules - See Index to Financial Statement Schedule filed pursuant to Item 14(a)(2) in "Item 8, Financial Statements and Supplementary Data." Financial statement schedules not included in Item 8 have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.

             3. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the last quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                              WINTHROP CALIFORNIA INVESTORS
                              LIMITED PARTNERSHIP

                              By:  WINTHROP FINANCIAL ASSOCIATES,
                                   A LIMITED PARTNERSHIP,
                                   Managing General Partner

                                   By: /s/ Michael L. Ashner
                                       ----------------------
                                       Michael L. Ashner
                                       Chief Executive Officer

                                   Date:  July 24, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name         Title                     Date
--------------         -----                     ----

/s/Michael L. Ashner    Chief Executive           July 24, 1997
---------------------
Michael L. Ashner       Officer and Director

/s/Edward V. Williams   Chief Financial Officer   July 24, 1997
---------------------
Edward V. Williams

                                 EXHIBIT INDEX

Exhibit
Number              Document


3,4                 Limited Partnership Agreement of Winthrop California Investors Limited Partnership,     (1)
                    dated October 16, 1988, Agreement of Merger, dated October 16, 1985

3,4                 Amendment to Limited Partnership Agreement of Winthrop California Investors Limited     (2)
                    Partnership, dated November 15, 1995

10 (a)              Form of Amended and Restated Partnership Agreement of Crow Winthrop Operating           (3)
                    Partnership

   (b)              Form of Limited Partnership Agreement and Certificate of Amendment of Crow Winthrop     (3)
                    Development Limited Partnership

   (c)              Amended and Restated Agreement of Purchase and Sale, dated October 31, 1984, by and     (3)
                    among Fluor Corporation, as Seller, and Crow Irvine #1, as Buyer

   (d)              Assignment of Amended and Restated Agreement of Purchase and Sale, dated as of May      (3)
                    24, 1985, by and among Fluor Corporation and Crow Irvine #1, as Assignors, and Crow
                    Winthrop Operating Partnership and Crow Winthrop Development Limited Partnership, as
                    Assignees

   (e)              Management and Leasing Agreement, dated as of May 24, 1985, between Crow Winthrop       (3)
                    Operating Partnership, as Owner and Crow Orange County Management Company, as Manager

   (f)              First Amendment to Limited Partnership Agreement and Certificate of Amendment of Crow   (3)
                    Winthrop Development Limited Partnership, dated as of July 26, 1985, by and between
                    Crow Irvine #2, as General Partner, and Winthrop California Investors Limited
                    Partnership, as Limited Partner

   (g)              First Amendment to Amended and Restated Agreement of Purchase and Sale, dated as of     (3)
                    July 26, 1985, by and among Fluor Corporation, as Seller, and




                    Crow Winthrop Operating Partnership and Crow Winthrop Development Limited Partnership,
                    as Buyer

   (h)              Contingent Purchase Price Agreement, dated as of July 26, 1985, by and between Fluor    (3)
                    Corporation, as Seller, and Crow Winthrop Development Limited Partnership, as Buyer

   (i)              Subordinated Short Form Deed of Trust and Assignment of Rents, dated as of July 26,     (3)

                    1985, by and among Crow Winthrop\Development Limited Partnership, as Trustor, Ticor
                    Title Insurance Company of California, as Trustee, and Fluor Corporation, as
                    Beneficiary

   (j)              Security Agreement, dated as of July 30, 1985, by and between Crow Winthrop             (3)
                    Development Limited Partnership, as Secured Party, and Winthrop California Investors
                    Limited Partnership, as Debtor

   (k)              Assignment of Master Leases, executed as of July 26, 1985, by and between Fluor         (3)
                    Corporation, as Assignor, and Crow Winthrop Operating Partnership, as Assignee, and
                    Consent, dated as of July 26, 1985, by Crow Winthrop Development Limited Partnership,
                    covering the following leases between Fluor Corporation, as Landlord, and Fluor
                    Engineers, Inc., as Tenant

(k)(i)              Corporate Tower Lease                                                                   (3)

(k)(ii)             Concourse Lease                                                                         (3)

(k)(iii)            Building Pod Lease                                                                      (3)

   (l)              Guaranty of Leases, dated as of July 26, 1985 by and among Fluor Corporation, as        (3)
                    Guarantor, Crow Winthrop Operating Partnership, as Landlord, and Crow Winthrop
                    Development Limited Partnership, as Developer

   (m)              Concourse Management Agreement, dated as of July 26, 1985, by and between Fluor         (3)
                    Engineers, Inc., as Manager, and Crow Winthrop Operating Partnership, as Owner

   (n)              License Agreement dated as of July 26, 1985, by and between Crow Winthrop Development   (3)
                    Limited




                    Partnership, as Licensor, and Fluor Engineers, Inc., as Licensee to Exhibit
                    10(n) to the Registration Statement)

   (o)              Construction, Operation and Reciprocal Easement Agreement, dated as of July 26, 1985,   (3)
                    by and between Crow Winthrop Development Limited Partnership

   (p)              Amendment to Management and Leasing Agreement, dated as of July 26, 1985, by and        (3)
                    between Crow Winthrop Operating Partnership, as Owner, and Crow Orange County
                    Management Company, as Manager

   (q)              Air Space Lease, dated as of July 26, 1985, by and between Crow Winthrop Operating      (3)
                    Partnership, as Lessor, and Crow Winthrop Development Limited Partnership, as Lessee

   (r)              Air Space Easement Agreement, dated as of July 26, 1985, by and between Crow Winthrop   (3)
                    Operating Partnership, as Grantor, and Crow Winthrop Development Limited Partnership,
                    as Grantee

   (s)              Amended and Restated Development Agreement, dated as of February 28, 1992, by and       (1)
                    among Crow Winthrop Operating Partnership, Crow Winthrop Development Limited

                    Partnership, Winthrop California Investors Limited Partnership and Crow Irvine #2

   (t)              Management Agreement, dated as of July 26, 1985, by and among Crow Winthrop Operating   (3)
                    Partnership and Crow Winthrop Development Limited Partnership, as Owners, and Crow
                    Orange County Management Company, as Manager

   (u) Bank Loan Agreement, dated as of September 19, 1986, by and between Winthrop (4) California Investors Limited
                    Partnership, as Borrower, and Mellon Bank, N.A.

   (v)              Pledge and Security Agreement, dated as of September 19, 1986, by and between           (4)
                    Winthrop California Investors Limited Partnership, as Debtor, and Mellon Bank, N.A.

   (w)              Revolving Credit Note, dated September 19, 1986, by Winthrop California Investors       (4)
                    Limited Partnership in favor of Mellon Bank, N.A.



                    (incorporated by reference to Exhibit 10(w) to

   (x)              Lease between Crow Winthrop Operating Partnership and Denny's Inc., dated December      (5)
                    30, 1988

   (y)              Sublease between Crow Winthrop Operating Partnership and AT&T dated December 20, 1988   (5)

   (z)              Assignment and Assumption of Management Agreement, dated February 28, 1992, by and      (1)
                    between Crow Orange County Management Company, Inc. and Winthrop California
                    Management Limited Partnership

   (aa)             Second Amendment to Partnership Agreement, dated February 28, 1992, by and between      (1)
                    Crow Irvine #2 and Winthrop California Investors Limited Partnership

   (bb)             Fourth Amendment to Limited Partnership Agreement and Certificate of Amendment, dated   (1)
                    February 28, 1992, by and between Crow Irvine #2 and Winthrop California Investors
                    Limited Partnership

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended 1991, filed on August 28, 1992

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 15, 1995

(3)  Incorporated by reference to Registrant's Registration Statement

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year 1986, filed on March 31, 1987

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year 1988, filed on March 31, 1989