Form 10-Q
period 1997-03-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 1997-07-31
CIK 776105

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31, 1997        Commission File Number     0-14536

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          Delaware                                         04-2869812
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                    YES X      NO
                                                 ----

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------


                                                                                         March 31,       December 31,
                                                                                           1997              1996
                                                                                       (Unaudited)        (Audited)
                                                                                          (Amounts in Thousands)
Land     .......................................................................         $ 13,339          $ 13,339
Buildings and improvements......................................................          221,791           221,342
                                                                                         --------          --------
                                                                                          235,130           234,681
Less:  Accumulated depreciation.................................................          132,158           130,004
                                                                                         --------          --------
                                                                                          102,972           104,677
Cash and cash equivalents.......................................................            4,687             5,335
Investment securities...........................................................            2,756             1,289
Other deposits..................................................................              499               241
Prepaid expenses and other assets...............................................            5,474             7,485
Deferred costs, net of accumulated amortization
    of $5,731 and $5,554 as of March 31, 1997
    1996 and December 31, 1996 respectively.....................................            3,796             3,205
Equity investment in Development Partnership....................................           20,296            20,367
                                                                                         --------          --------

         Total Assets...........................................................         $140,480          $142,599
                                                                                         ========          ========

    LIABILITIES AND PARTNERS' CAPITAL

Liabilities subject to compromise:

    Mortgage loan...............................................................         $197,712          $197,712
    Accounts payable, accrued expenses, accrued
     interest and other.........................................................           13,110            10,789
                                                                                       ----------         ---------
         Total Liabilities subject to compromise ...............................          210,822           208,501
                                                                                        ---------         ---------

Partners' Capital:

    Limited Partners - Units of Investor Limited Partnership Interest, $65,000
         stated value per cash unit and $66,000 stated value per deferred unit;
         3,500 units, authorized, issued and outstanding........................         (48,924)          (44,573)
    General Partners............................................................         (21,418)          (21,329)
                                                                                        ---------         --------

         Total Partners' Capital................................................         (70,342)          (65,902)
                                                                                       ----------        ----------

         Total Liabilities and Partners' Capital................................         $140,480          $142,599
                                                                                         ========          ========

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          For the Three Months  For the Three Months
                                                                             Ended March 31,     Ended March 31,
                                                                                  1997               1996
                                                                                 ------              ----
                                                                                    (Amounts in Thousands)
                                                                                    (Except per unit data)
REVENUES:

      Base rent revenue............................................              $ 5,762            $ 6,180
      Common area expense reimbursements...........................                2,517              2,712
      Interest and other income....................................                  122                126
                                                                                --------          ---------

         Total Revenues............................................                8,401              9,018
                                                                                --------            -------
EXPENSES:

      Repairs, maintenance and security............................                1,634              1,430
      General and administrative...................................                  403                494
      Real estate taxes............................................                  658                683
      Utilities....................................................                  511                427
      Asset and property management fee............................                  188                188
      Insurance....................................................                   88                 87
      Interest expense.............................................                5,992              5,882
      Depreciation and amortization................................                2,448              2,933
                                                                               ---------           --------

         Total Expenses............................................               11,922             12,124
                                                                                --------            -------

         Operating loss............................................              (3,521)            (3,106)
Equity in Loss of  the Development
  Partnership......................................................                 (70)              (199)
                                                                                 -------           --------

Non-operating Expense:
  Reorganization item-professional fees............................                 885                  --
                                                                                 -------           --------

         Loss Before Minority Interest.............................              (4,476)            (3,305)

Minority Interest in Operating Partnership
      and Management Partnership...................................                   36                 28
                                                                                --------          ---------
         Net Loss..................................................             $(4,440)           $(3,277)

                                                                                ========           ========

Net Loss Allocated to General Partners...............................         $     (89)         $    ( 65)
                                                                              ==========         ==========

Net Loss Allocated to Investor
      Limited Partners...............................................           $(4,351)           $(3,212)
                                                                                ========           ========
Net Loss per unit of Limited Partner
      Interest.......................................................        $   (1,243)         $    (918)
                                                                             ===========         ==========

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (UNAUDITED) (NOTE 1)

                                                                  Investor
                                                                  Limited         General
                                                                  Partners        Partners        Total
                                                                  --------        --------        -----
                                                                  (Amounts in Thousands)
Balance, December 31, 1995 .................................      $ (7,557)       $(20,574)     $(28,131)

Net Loss ...................................................        (3,212)            (65)       (3,277)
                                                                  --------        --------      --------

Balance, March 31, 1996 ....................................      $(10,769)       $(20,639)     $(31,408)
                                                                  ========        ========      ========

Balance, December 31, 1996 .................................      $(44,573)       $(21,329)     $(65,902)

Net Loss ...................................................        (4,351)            (89)       (4,440)
                                                                  --------        --------      --------

Balance, March 31, 1997 ....................................      $(48,924)       $(21,418)     $(70,342)
                                                                  ========        ========      ========

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                        ---------------
                                                                                     1997             1996
                                                                                     ----             ----
                                                                                     (Amounts in thousands)
Cash flow from operating activities:

      Net loss before reorganization item.......................................   $ (3,555)      $ (3,277)
      Adjustments to reconcile net loss to net
         cash provided by operating activities:
         Depreciation and amortization .........................................      2,331          2,838
         Minority interest in income of Operating
         Partnership and Management Partnership ................................        (36)           (28)
         Equity in loss of the Development Partnership .........................         70            199
         Change in assets and liabilities:
         Increase in other deposits ............................................       (258)          --
         Decrease in prepaid expenses and other assets .........................      2,049            377
         Increase in accounts payable,
          accrued expenses and other ...........................................      2,321          1,454
         Increase in deferred costs related to
          operating activities .................................................       (768)          --
                                                                                   --------       --------

          Net cash provided by operating activities
           before reorganization item ..........................................      2,154          1,563
                                                                                   --------       --------
Cash flows from reorganization items:
      Professional fees paid for services rendered
       in connection with the Chapter 11 proceeding ............................       (885)           --
                                                                                   --------       --------

      Net cash used by reorganization items ....................................       (885)           --
                                                                                   --------       --------

Cash flows from investing activities:

      Capital expenditures .....................................................       (449)           (44)
      Net (increase) decrease in investment securities .........................     (1,467)            72
                                                                                   --------       --------

          Net cash provided (used) by investing activities .....................     (1,916)            28
                                                                                   --------       --------

Cash flows from financing activities:


      Principal payments on mortgage loan ......................................       --             (343)
                                                                                   --------       --------

         Net cash used in financing activities .................................       --             (343)
                                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents ...........................       (647)         1,248

Cash and cash equivalents at beginning of period ...............................      5,334          9,216
                                                                                   --------       --------

Cash and cash equivalents at end of period .....................................   $  4,687       $ 10,464
                                                                                   ========       ========

Supplemental disclosure of cash flow information:

      Cash paid for interest ...................................................   $  1,323       $  5,881
                                                                                   ========       ========


                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

1.        ORGANIZATION

          Winthrop California Investors Limited Partnership (the "Partnership") was originally organized on January 24, 1985 under the Maryland Uniform Limited Partnership Act and was reorganized on October 16, 1985 as a Delaware Limited Partnership, to own a 99% General Partnership interest in Crow Winthrop Operating Partnership, a Maryland General Partnership (the "Operating Partnership"), as well as a 25% Limited Partnership interest in Crow Winthrop Development Limited Partnership, a Maryland Limited Partnership (the "Development Partnership").

          The Partnership subsequently acquired in March 1992 a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership (the "Management Partnership").

          On July 30, 1985 (the "Acquisition Date"), the Operating Partnership acquired the Fluor Corporation World Headquarters Facility (the "Headquarters Facility") in Irvine, California from Fluor Corporation ("Fluor") consisting of approximately 1,606,000 rentable square feet, the directly underlying land of approximately 14.8 acres and all related rights and easements.

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

2.        SIGNIFICANT ACCOUNTING POLICIES

          The accompanying consolidated financial statements include the accounts of the Partnership, the Operating Partnership and the Management Partnership. The Partnership is the 99% General Partner of the Operating Partnership and the 99% Limited Partner of the Management Partnership. The remaining 1% ownership interest in the Operating Partnership is held by an unaffiliated entity (Crow Irvine

          #2) and the remaining 1% ownership interest in the Management Partnership is held by an affiliate of the Partnership (First Winthrop Properties, Inc.). The ownership interests of these entities have been included in other assets in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The Partnership owns a 25% Limited Partnership interest in the Development Partnership, which is accounted for under the equity method.

          The consolidated financial statements were prepared on the accrual basis of accounting and reflect the Partnership's results of operations for an interim period, which may not necessarily be indicative of the results of operations for the year ending December 31, 1997. All adjustments considered necessary for a fair presentation of results of operations for an interim period have been made in the accompanying consolidated financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-K.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

2.      SIGNIFICANT ACCOUNTING POLICIES (cont.)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership did not have the financial resources to fund the principal amount of $197,712,000 due under the mortgage loan upon maturity. In addition, the General Partner has been unsuccessful in obtaining financing from the current lender or other available sources of capital. This matter raises substantial doubt as to the Partnership's ability to continue as a going concern for a reasonable period of time.

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

The Operating Partnership filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on March 28, 1997 , as outlined in the Agreement of Understanding with the Mortgage Lender. Under the terms of the proposed plan of reorganization, the Mortgage Lender will reduce the Operating Partnership's mortgage obligation to $104.5 million through forgiveness of indebtedness. The debt will be evidenced by two new notes in the principal amounts of $100 million and $4.5 million (the Intermediate Debt). The Operating Partnership will then contribute $500,000 in cash, and all other partnership assets and liabilities (including the Headquarters Facility subject to the Intermediate Debt) to a limited liability corporation (LLC) formed for this purpose. In return, the Operating Partnership will receive a 10% interest in LLC. The LLC will terminate upon the earlier of the sale or disposition of the Headquarters Facility or September 28, 2002, although its term may be extended by the members.

A real estate investment trust (REIT), will be formed to acquire a 90% interest in LLC, the members of which will be the existing mortgage noteholders, in exchange for a $4,500,000 capital contribution. The remaining $100 million balance of the intermediate debt will be satisfied by the LLC issuing to the REIT $100 million in secured debetures , which will be divided into two classes. Class A Notes in principal amount of $80 million will bear interest at 2.25% above the interest rate on U.S. Treasury Bonds or Notes with a maturity date closest to the Class A Notes, and be payable monthly in interest only through March 28, 1999. Thereafter, monthly payment of interest and principal will be based on a 25-year amortization schedule. Through March 28, 1998, the interest may be payable in additional Class A Notes. Class B Notes in principal amount of $20 million will bear interest at 3.0% above the interest rate on U.S. Treasury Bonds or Notes with a maturity date closest to the Class B Notes, and be payable monthly in interest only through March 28, 2000. Thereafter, monthly payments of interest and principal will be based on a 25-year amortization schedule. Through March 28, 2001, the interest may be payable in additional Class B Notes. Both Class A and B Notes mature March 28, 2002.

The Operating Partnership will have the right to exchange its 10% interest in the LLC for a 10% interest in the REIT. It will also pledge its interest in the LLC as collateral for the payment in full of all amounts evidenced by the Class A and Class B Notes.

The Operating Partnership will also receive certain Property Appreciation Rights, which will be exercisable through March 27, 2002. The Operating Partnership will have the right to purchase an equity interest in the REIT representing 10% of the equity value of the LLC (subject to dilution) for $10,888,889. The Operating Partnership will also have the right to purchase an equity interest in the REIT representing 55% of the equity value of the LLC (subject to dilution) for $152,777,778. The exercise of the rights is subject to the equity value interests in the REIT having a value at the exercise price which is premised on value of $98 million and $125 million, respectively for the net equity of the LLC. The REIT has the right to substitute cash payments in lieu of REIT shares.

In return for its services in connection with assistance in negotiating the reorganization plan, the LLC will pay a fee of $500,000 to the Partnership.

The above terms of the proposed plan of reorganization are subject to change and are also subject to approval by the Bankruptcy Court and the Partnership's limited partners.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

3.    RELATED PARTIES

The Partnership is required to pay to WFA an asset management fee of $750,000 per year. From 1990 through June 1996, this fee was accrued and unpaid by the Partnership. During the third quarter of 1996, the Partnership paid to WFA $4,875,000 in asset management fees which represented the asset management fees due for the period form January 1990 through June 1996. The Partnership has continued to pay this asset management fee and has paid in this quarter $562,500, representing the fee due for July 1, 1996 to March 31, 1997. In addition, the Partnership has provided overhead reimbursement to an affiliate of the general partner in the amount of $7,710 and $36,250 for the three months ended March 31, 1997 and 1996.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

          The Partnership's assets consist of (i) a 99% general partnership interest in Crow Winthrop Operating Partnership, a Maryland general partnership (the "Operating Partnership") which owns a 1.6 million square foot office facility known as the Fluor Corporation World Headquarters Facility in Irvine (Orange County), California (the "Headquarters Facility"), (ii) a limited partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the Development Partnership") which owns in excess of 120 acres of land surrounding the Headquarters Facility (the "Excess Land") and (iii) a 25% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership ("WC Management").

         The Partnership's ability to continue in existence is contingent on (i) the ability of the Operating Partnership to continue in existence, and in particular to restructure the mortgage loan encumbering the Headquarters Facility, and to generate revenue allocable to the Partnership either as a result of distributions from WC Management (derived from the management of the Operating Partnership's properties) and/or distributions from operations of the Operating Partnership and (ii) to a lessor extent, the ability of the Development Partnership to continue in existence and to generate revenue to the Partnership as a result of distributions from the Development Partnership.

         To date the annual asset management fee due Winthrop Financial Associates ("WFA") and the monies to pay general and administrative expenses have been funded by the Partnership's reserves and cash flow from WC Management. Commencing in 1990, and through the second quarter of 1996, however, WFA had not been paid its annual asset management fee. As of June 30, 1996, $4,875,000 of this fee was payable to WFA. This deferred fee was paid in the third quarter of 1996 and had been paid currently to the first quarter of 1997. The General Partners do not anticipate that there will be cash distributions from the

Operating Partnership or the Development Partnership in the near future and WFA may permit the payment of its asset management fee to be deferred in the future. There can be no assurance, however, that the deferral of this fee will be permitted. Any deferred asset management fees will be paid as a priority from available sources of cash prior to any future distributions to partners of the Partnership if and when they are paid.

         As of March 31, 1997, the balance of the Operating Partnership's reserve account has been transferred to a tenant improvement escrow account with operating funds of $1,467,000. This account had a balance of $2,756,000 at March 31, 1997.

         Cash provided by operating activities for the three months ended March 31, 1997 was $2,154,000 as compared to $1,563,000 for the three months ended March 31, 1996. During the first three months ended March 31, 1997, $885,000 of cash was used by reorganization items. During the first three months ended March 31, 1997, $1,916,000 of cash was used by investing activities compared to $28,000 provided in the three months ended March 31, 1997. This decrease is the result of capital expenditures of $449,000 and the transfer from operating funds of $1,467,000 to the tenant improvement escrow.

         At this time, it appears that the original investment objective of capital growth from the inception of the Partnership will not be attained and that the Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the properties and the market in which they are located. The ability to hold and operate the properties is dependent upon the Operating Partnership's ability to restructure.

Bankruptcy of the Operating Partnership

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

         After the acquisition of the Headquarters Facility, the Orange County rental market, in general, and the rental market in the area proximate to John Wayne Airport (the "Greater Airport market") weakened dramatically as supply of office space outpaced demand. The Orange County office market consists of approximately 52 million square feet of space contained in 585 buildings, with approximately 45% of these buildings developed since 1985. As a result of this tremendous growth of supply, average vacancy for the Greater Airport market increased from 9% in 1984 to approximately 25% in 1989. While the vacancy rate gradually declined to approximately 17.2% at the end of 1994 and 13.5% at the end of 1996, average rental rates have remained depressed, with average rental rates in Orange County declining approximately 20% from 1985 to 1996. In addition, in the late 1980s Fluor Corporation, which originally occupied 100% of the Headquarters Facility in 1985, began exercising its right to cancel its lease with respect to significant portions of space at the Headquarters Facility. While the WC Management was able to re-let much of the vacated space and maintain low vacancy rates as the result of an aggressive leasing campaign (the Headquarters Facility was 95% occupied at the end of 1996), the Headquarters Facility suffered a decline in achievable rents. The decline in rents was due to significantly lower rental rates for the re-let Fluor space, which were consistent with the then current market rates. Furthermore, Fluor Corporation recently announced that it will be constructing a new facility to serve as its headquarters and intends to vacate the Headquarters Facility when its lease expires in 1999. Fluor Corporation currently leases approximately 53% of the total rentable space at the Headquarters Facility.

         As a result of the adverse events described above, the Operating Partnership was unable to satisfy the approximately $198 million due under a Secured Promissory Note (the "Existing Secured Note") at its April 1, 1996 maturity. Prior to the maturity of the Existing Secured Note, the Operating Partnership and the Certificateholders commenced negotiations to restructure the Existing Secured Note. On April 10, 1996, Pacific Mutual Realty Finance, Inc. ("Pacific Mutual") notified the Operating Partnership that it had received the requisite consents from the Certificateholders to extend the maturity date through June 1996. Although the Operating Partnership was unable to repay the principal amount outstanding on the Existing Secured Note at such extended maturity date, the Operating Partnership continued to pay interest at the non-default rate after such maturity date. As a result of its inability to satisfy the Existing Secured Note at maturity, a notice of default against the Headquarters Facility was filed in June 1996, and in July 1996, Pacific Mutual took possession of approximately $1.3 million in cash that was held in a pledged account. Nonetheless, negotiations among the parties continued, and in August 1996 the parties reached an agreement providing for the payment of excess cash to the Certificateholders pursuant to a monthly cash sweep of the Operating Partnership's rent account.

         On November 27, 1996, certain of the Certificateholders and the Operating Partnership reached an agreement in principle on the terms of a plan of reorganization. These Certificateholders agreed to forbear from exercising any remedies under the conditions set forth in the parties agreement.

         The Operating Partnership filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on March 28, 1997. As a condition to the transfer of the Headquarters Facility as contemplated by the Operating Partnership's Third Amended Plan of Reorganization dated July 23, 1997 (the "Plan), the requisite consent of the Limited Partners is required with respect to the Proposal.

         Pursuant to the terms of the Plan, the Operating Partnership will contribute all of its assets and liabilities, including, $500,000 of unencumbered cash and all of its right, title and interest in the Headquarters Facility, to a newly formed Delaware limited liability company to be known as Jamboree LLC. In exchange for transferring all of its assets and liabilities to Jamboree LLC, the Operating Partnership will receive an initial 10% ownership interest in Jamboree LLC. In addition, the Partnership will receive a restructuring fee of $500,000 in connection with the Plan. Immediately prior to the transfer by the Operating Partnership of its assets and liabilities to

Jamboree LLC, the Existing Secured Note will be satisfied by (i) the discharge of an amount of the existing debt sufficient to reduce the outstanding balance thereof to $104.5 million (approximately $93 million plus accrued interest thereon since December 31, 1996) and (ii) the issuance by the Operating Partnership of two intermediate notes, one in the original principal amount of $4.5 million (the "First Intermediate Note") and the second in the original principal amount of $100 million (the "Second Intermediate Note"), which will be secured by all of the assets of the Operating Partnership. Simultaneous with the contribution by the Operating Partnership of all of its assets and liabilities to Jamboree LLC, the Certificateholders will contribute the First Intermediate Note to Jamboree Office REIT (a newly formed real estate investment trust, the initial stockholders of which will be the Certificateholders) and Jamboree Office

REIT will, in turn, contribute the First Intermediate Note to Jamboree
LLC in exchange for the remaining 90% interest in Jamboree LLC. Jamboree LLC will satisfy the Second Intermediate Note by issuing the New Notes (as defined below) in the original principal amount of $100 million to the Certificateholders.

         Jamboree LLC will be a newly formed limited liability company organized under the laws of the State of Delaware. Jamboree LLC will terminate on the earlier to occur of (i) one year after the sale or transfer by Jamboree LLC of the Headquarters Facility, provided that the Jamboree LLC Board (as defined below) does not vote to continue the company, (ii) September 28, 2002, (iii) the consent of the members of Jamboree LLC or (iv) as required by applicable law. Jamboree LLC will be governed by a five person board of member representatives (the "Jamboree LLC Board"). The initial five members will be designated one by the Operating Partnership and four by Jamboree Office REIT. A majority of the members of the Jamboree LLC Board must approve (i) all operating decisions not designated as requiring unanimous approval in Jamboree LLC's Limited Liability Company Agreement (the "LLC Agreement") and (ii) termination for cause of the Management Agreement (as hereinafter defined). Unanimous approval of the Jamboree LLC Board will be required for (i) the commencement of a voluntary case under the Bankruptcy Code, (ii) termination of the Management Agreement without cause, (iii) sale of all or any material portion of the Headquarters Facility prior to the date which is three years after the effective date of the Plan,
(iv) except as otherwise provided in the LLC Agreement, issuance of additional units representing membership interests (v) the authorization of business activities other than the ownership and operation of the Headquarters Facility within three years of the Effective Date, (vi) following the sale of the Headquarters Facility, authorize the continued existence of Jamboree LLC for more than one year, and (vii) certain other matters as provided in the LLC Agreement. See "Certain Federal Income Tax Consequences" below for information with respect to the tax effect of the Proposal.

         In addition, the Operating Partnership will have the right (the "Exchange Right") to exchange its interest in Jamboree LLC at any time on or after one year from the effectiveness of the Plan through March 27, 2002 for shares in Jamboree Office REIT ("Shares"); provided, however, such one year lock-out period shall be waived if, among other things, (i) Jamboree Office REIT shall (a) file a registration statement registering Shares, (b) issue, or provide rights to subscribe for, additional Shares to its shareholders, (c) effect a capital reorganization or reclassification, (d) sell all or substantially all or its assets or (e) dissolve or liquidate, or (ii) Jamboree LLC shall sell all or substantially all of its assets. In general, the Operating Partnership may exchange its interest in Jamboree LLC for a fixed number of Shares (on a one-for-one basis) in Jamboree Office REIT. All Shares received by the Operating Partnership either upon the exchange of its interest in Jamboree LLC or as payment for the Property Appreciation Right (as defined below) will be "Registerable Securities" pursuant to the provisions of the Property Appreciation and Exchange Right. In general, upon the occurrence of certain events, the Operating Partnership can request that Jamboree Office REIT prepare a registration statement to effect the registration of the shares held by the Operating Partnership in Jamboree Office REIT.

         Furthermore, the Operating Partnership also will have the right to receive additional equity interests or cash payments from Jamboree Office REIT (the "Property Appreciation Rights"). The Property Appreciation Rights will be exercisable, if at all, at any time until the close of business on March 27, 2002. In general, the Property Appreciation Rights entitle the Operating Partnership to purchase (i) Shares representing 10% of the equity value of Jamboree LLC (subject to dilution)for a purchase price of $10,888,888.89 in the aggregate, if the fair market value of all of the issued and outstanding Shares equals or exceeds $98 million divided by Jamboree Office REIT's interest in Jamboree LLC and (ii) Shares representing 55% of the equity value of Jamboree LLC (subject to dilution) for a purchase price of $152,777,777.78 in the aggregate, if the fair market value of the issued and outstanding Shares equals or exceeds $125 million divided by Jamboree Office REIT's interest in Jamboree LLC. Alternatively, the Operating Partnership can purchase such additional Shares on a "cashless basis" by surrendering a portion of the Shares to be purchased in payment of the applicable purchase price. If the Operating Partnership elects to exercise either of the property appreciation rights, Jamboree Office REIT has the option to deliver to the Operating Partnership in lieu of the issuance of Shares a cash payment equal to the difference between the then current market value of the Shares which would otherwise be issued and the exercise price for such Shares.

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

         To satisfy the Second Intermediate Note, Jamboree LLC will issue promissory notes (the "New Notes") having an aggregate principal amount of $100,000,000 to the Certificateholders. The New Notes will be divided into two tranches, the Class A Notes and the Class B Notes. The Class A Tranche will have an initial principal balance of $80,000,000, bear interest at 2.25% above the interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class A Notes and be payable in interest only for the first 36 months (provided, however, that payments of interest for a the first 12 month period may be made by issuing additional Class A Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule. The Class B Tranche will have an initial principal balance of $20,000,000, bear interest at 3.0% above the interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class B Notes and be payable in interest only for the first 36 months ( provided, however, that payments of interest for the first 48 months may be made by issuing additional Class B Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule.

         As security for the New Notes, among other things, Jamboree LLC will grant the Certificateholders a security interest on the Headquarters Facility and the Operating Partnership will execute a Pledge and Security Agreement pursuant to which the Operating Partnership will pledge its interest in Jamboree LLC to the Class A Noteholders and the Class B Noteholders as collateral for the payment in full of all amounts evidenced by the New Notes. If Jamboree LLC were to default on its obligations under the New Notes, the Class A Noteholders and the Class B Noteholders will have the right to foreclose on the Partnership's interest in Jamboree LLC. If this were to occur, the Partnership would lose its entire ownership interest in the Headquarters Facility. There can be no assurance that the Headquarters Facility will be able to generate sufficient cash flow to enable it to satisfy its obligations under the New Notes.

Results of Operations

         The net loss realized by the Partnership for the first three months in 1997 was $4,440,000 compared to $3,277,000 for the same period in 1996. The increase in the net loss is attributable to a decrease in the total revenues and an increase in expenses. Total revenues decreased by $617,000 for the three months ended March 31, 1997 as compared to the same period of 1996. This decrease is attributed to space currently being rented at lower rates and higher bases for operating escalation. The property's occupancy for the three months ended March 31, 1997 and 1996 was 98%.

         Total expenses increased to $12,807,000 for the three months ended March 31, 1997 from $12,124,000 for the three months ended March 31, 1996. This increase was primarily attributed to the increase in general and administrative, as a result of restructuring fees incurred in 1997, partially offset by a decrease in depreciation and amortization as a result of the write downs of property value in 1996 and 1995.

PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the three months ended March 31, 1997.

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

                                        WINTHROP CALIFORNIA INVESTORS
                                        LIMITED PARTNERSHIP

                                        By: WINTHROP FINANCIAL ASSOCIATES,
                                            A LIMITED PARTNERSHIP,
                                            Managing General Partner

Dated:  July 30, 1997                       By:   /s/ Michael L. Ashner
                                                  ---------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

Dated:  July 30, 1997                       By:   /s/ Edward V. Williams
                                                     ----------------------
                                                     Edward V. Williams
                                                     Chief Financial Officer