Form 10-Q
period 1997-06-30
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 1997-08-14
CIK 776105

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997         Commission File Number 0-14536
                      -------------                                -------

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                        04-2869812
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One International Place, Boston, MA                        02110
----------------------------------------               -------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (617) 330-8600
                                                       --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X         NO
                                 --------       --------

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

Item 1.  Consolidated Financial Statements

                                                                  June 30,      December 31,
                                                                    1997           1996
                                                                 -----------    ------------
                                                                 (Unaudited)      (Audited)
                                                                   (Amounts in Thousands)
Land ........................................................    $  13,339       $  13,339
Buildings and improvements ..................................      222,187         221,342
                                                                 ---------       ---------
                                                                   235,526         234,681
Less:  Accumulated depreciation .............................      134,310         130,004
                                                                 ---------       ---------
                                                                   101,216         104,677
Cash and cash equivalents ...................................       10,363           5,335
Investment securities, restricted ...........................        2,646           1,289
Other deposits ..............................................          520             241
Prepaid expenses and other assets ...........................        5,069           7,485
Deferred costs, net of accumulated amortization
    of $5,918 and $5,554 as of June 30,
    1996 and December 31, 1996, respectively ................        3,516           3,205
Equity investment in Development Partnership ................       20,164          20,367
                                                                 ---------       ---------
         Total Assets .......................................    $ 143,494       $ 142,599
                                                                 =========       =========

    LIABILITIES AND PARTNERS' CAPITAL

Liabilities not subject to compromise
    Accounts payable and accrued expenses and other .........    $   1,978       $      --
                                                                 ---------       ---------

Liabilities subject to compromise

    Mortgage loan ...........................................      197,712         197,712
    Accounts payable, accrued expenses and accrued
     interest of $8,283 at June 30, 1997 and $4,617
     at December 31, 1996 ...................................       11,358          10,789
                                                                 ---------       ---------
         Total Liabilities subject to compromise ............      209,070         208,501
                                                                 ---------       ---------

         Total Liabilities ..................................      211,048         208,501
                                                                 ---------       ---------

Partners' Capital:

    Limited Partners - Units of Investor Limited
Partnership Interest, $65,000 stated value
per cash unit and $66,000 stated value per
deferred unit; 3,500 units, authorized,
        issued and outstanding ..............................      (46,192)        (44,573)
    General Partners ........................................      (21,362)        (21,329)
                                                                 ---------       ---------
         Total Partners' Capital ............................      (67,554)        (65,902)
                                                                 ---------       ---------

         Total Liabilities and Partners' Capital ............    $ 143,494       $ 142,599
                                                                 =========       =========


                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months     For the Six Months
                                                            Ended June 30,          Ended June 30,
                                                         --------------------     ------------------
                                                            1997      1996          1997       1996
                                                           -----     ------        -----       -----
                                                                    (Amounts in Thousands)
                                                                    (Except per unit data)
REVENUES:
      Base rent revenue ..............................   $  5,962    $  6,004    $ 11,724    $ 12,184
      Common area expense reimbursements .............      2,564       2,808       5,081       5,600
      Interest and other income ......................         98         192         220         318
                                                         --------    --------    --------    --------
         Total Revenues ..............................      8,624       9,004      17,025      18,102
                                                         --------    --------    --------    --------
EXPENSES:
      Repairs, maintenance and security ..............      1,456       1,508       3,090       2,938
      Real estate taxes ..............................        657         690       1,315       1,373
      Utilities ......................................        698         523       1,209       1,030
      General and administrative .....................        219         433         622         927
      Asset and property management fee ..............        187         187         375         375
      Insurance ......................................         88          94         176         181
      Interest expense ...............................         --       5,869       5,992      11,751
      Depreciation and amortization ..................      2,390       2,930       4,838       5,863
                                                         --------    --------    --------    --------
         Total Expenses ..............................      5,695      12,234      17,617      24,438
                                                         --------    --------    --------    --------
         Operating Income (loss) .....................      2,929      (3,230)       (592)     (6,336)

Equity in Loss of Development
  Partnership ........................................       (133)       (198)       (203)       (397)

Reorganization items:
      Professional fees ..............................         (1)         --        (886)         --
      Interest earned on accumulated cash resulting
      from Chapter 11 proceedings ....................          8          --           8          --
                                                         --------    --------    --------    --------
         Total reorganization items ..................          7          --        (878)         --
                                                         --------    --------    --------    --------
         Income (Loss) Before Minority Interest ......      2,803      (3,428)     (1,673)     (6,733)

Minority Interest in Operating Partnership
and Management Partnership ...........................        (15)         29          21          57
                                                         --------    --------    --------    --------
         Net Income (Loss) ...........................   $  2,788    $ (3,399)   $ (1,652)   $ (6,676)
                                                         ========    ========    ========    ========

Net Income (Loss) Allocated to General Partners......    $     56    $    (68)   $    (33)   $   (134)
                                                         ========    ========    ========    ========
Net Income (Loss) Allocated to Investor
      Limited Partners ...............................   $  2,732    $ (3,331)   $ (1,619)   $ (6,542)
                                                         ========    ========    ========    ========
Net Income (Loss) per unit of Limited Partner
      Interest .......................................   $    781    $   (951)   $   (463)   $ (1,869)
                                                         ========    ========    ========    ========

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                    ----------------------
                                                                                        1997       1996
                                                                                       ------     ------
                                                                                     (Amounts in thousands)
Cash flow from operating activities:

      Net loss before reorganization item and after minority interest ...........   $   (774)   $ (6,676)
      Adjustments to reconcile net loss to net
         cash provided by operating activities:
         Depreciation and amortization ..........................................      4,679       5,670
         Minority interest in income of Operating
         Partnership and Management Partnership .................................        (21)        (57)
         Equity in loss of the Development Partnership ..........................        203         397
         Change in assets and liabilities:
         (Decrease) Increase in other deposits ..................................       (279)          4
         Decrease in prepaid expenses and other assets ..........................      2,428         531
         Increase in accounts payable and
          accrued expenses ......................................................      2,547         135
         Increase in deferred costs related to
          operating activities ..................................................       (675)        (54)
                                                                                    --------    --------
          Net cash provided by (used in) operating activities ...................      8,108         (50)
          before reorganization item                                                --------    --------

Cash flows from reorganization items:
      Professional fees paid for services rendered in connection with the Chapter
      11 proceedings ............................................................       (886)         --
      Interest received on cash accumulated because of the Chapter 11
      proceedings ...............................................................          8          --
                                                                                    --------    --------
         Net cash used for reorganization items: ................................       (878)         --
                                                                                    --------    --------
Cash flows from investing activities:
      Capital expenditures ......................................................       (845)        (53)
      Net decrease (increase) in investment securities ..........................     (1,357)      2,225
                                                                                    --------    --------
          Net cash provided by (used) in investing activities ...................     (2,202)      2,172
                                                                                    --------    --------
Cash flows from financing activities:
      Principal payments on mortgage loan .......................................         --        (696)
                                                                                    --------    --------
         Net cash used in financing activities ..................................         --        (696)
                                                                                    --------    --------

Net increase in cash and cash equivalents .......................................      5,028       1,426
Cash and cash equivalents at beginning of period ................................      5,335       9,216
                                                                                    --------    --------
Cash and cash equivalents at end of period ......................................   $ 10,363    $ 10,642
                                                                                    ========    ========

Supplemental disclosure of cash flow information:
      Cash paid for interest ....................................................   $  1,323    $ 11,751
                                                                                    ========    ========


                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (UNAUDITED) (NOTE 1)

                                         Investor
                                         Limited        General
                                         Partners       Partners          Total
                                         --------       --------          -----
                                                  (Amounts in Thousands)

Balance, December 31, 1995 ........      $ (7,557)      $(20,574)      $(28,131)

Net Loss ..........................        (6,542)          (134)        (6,676)
                                         --------       --------       --------

Balance, June 30, 1996 ............      $(14,099)      $(20,708)      $(34,807)
                                         ========       ========       ========


Balance, December 31, 1996 ........      $(44,573)      $(21,329)      $(65,902)

Net Loss ..........................        (1,619)           (33)        (1,652)
                                         --------       --------       --------

Balance, June 30, 1997 ............      $(46,192)      $(21,362)      $(67,554)
                                         ========       ========       ========

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

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

          As of the same date, the Development Partnership acquired 122.2 acres of undeveloped land surrounding the Headquarters Facility (the "Excess Land"-together with the Headquarters Facility, the "Property).

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

          The consolidated financial statements were prepared on the accrual basis of accounting and reflect the Partnership's results of operations for an interim period, which may not necessarily be indicative of the results of operations for the year ending December 31, 1997. All adjustments considered necessary for a fair presentation of results of operations for an interim period have been made in the accompanying consolidated financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K, for the year ended December 31, 1996.

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997

2.      SIGNIFICANT ACCOUNTING POLICIES (cont.)

The accompanying consolidated financial statements have been prepared on an ongoing concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership did not have the financial resources to fund the principal amount of $197,712,000 due under the mortgage loan upon maturity. (See Note Below). This matter raises substantial doubt as to the Partnership's ability to continue as a going concern for a reasonable period of time.

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

Certain amounts have been reclassified to conform to the June 30, 1997 presentation.

3.       RELATED PARTIES

The Partnership is required to pay to WFA an asset management fee of $750,000 per year. From 1990 through June 1996, this fee was accrued and unpaid by the Partnership. During the third quarter of 1996, the Partnership paid to WFA $4,875,000 in asset management fees which represented the asset management fees due for the period from January 1990 through June 1996. The Partnership has continued to pay this asset management fee and has paid in this year $750,000 representing the fee due for July 1, 1996 to June 30, 1997. In addition, the Partnership has provided overhead reimbursement to an affiliate of the general partner in the amount of $13,662 and $36,250 for the six months ended June 30, 1997 and 1996.

4.      PLAN OF REORGANIZATION OF OPERATING PARTNERSHIP

The Operating Partnership filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on March 28, 1997. Pursuant to the terms of the Operating Partnership's Third Amended Plan of Reorganization dated July 23, 1997, the Mortgage Lender will reduce the Operating Partnership's mortgage obligation to $104.5 million through forgiveness of indebtedness. Based upon this proposed plan the Operating Partnership has neither paid nor accrued interest expense subsequent to the date of the bankruptcy filing. The debt will be evidenced by two new notes in the principal amounts of $100 million and $4.5 million (the Intermediate Debt). The Operating Partnership will then contribute $500,000 in cash, and all of it's other assets and liabilities (including Headquarters Facility subject to the Intermediate Debt) to a limited liability corporation
(LLC) formed for this purpose. In return, the Operating Partnership will receive a 10% interest in the LLC.

A real estate investment trust (REIT), will be formed to acquire a 90% interest in the LLC, the other members of which will be the existing mortgage noteholders, in exchange for a capital contribution consisting of the $4,500,000 intermediate debt note. The remaining $100 million balance of the intermediate debt will be satisfied by the LLC issuing to the REIT $100 million in secured debentures, which will be divided into two classes. Class A Notes in principal amount of $80 million will bear interest at a floating annual rate of 2.25% above the interest rate on U.S. Treasury Bonds or Notes with a maturity date closest to the Class A Notes, and be payable monthly in interest only through March 28, 1999. Thereafter, monthly payment of interest and principal will be based on a 25-year amortization schedule. Through March 28, 1998, the interest may be made by issuing additional Class A Notes. Class B Notes in the principal amount of $20 million will bear interest at a floating annual rate of 3.0% above the interest rate on U.S. Treasury Bonds or Notes with a maturity date closest to the Class B Notes, and be payable monthly in interest only through March 28, 2000. Thereafter, monthly payments of interest and principal will be based on a 25-year amortization schedule. Through March 28, 2001, the interest may be made by issuing additional Class B Notes. Both Class A and B Notes mature March 28, 2002.

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


The Operating Partnership will also receive certain Property Appreciation Rights, which will be exercisable through March 27, 2002. The Operating Partnership will have the right to purchase an equity interest in the REIT representing 10% of the equity value of the LLC (subject to dilution) for $10,888,889. The Operating Partnership will also have the right to purchase an equity interest in the REIT representing 55% of the equity value of the LLC (subject to dilution) for $152,777,778. The exercise of the rights is subject to the fair market value of the LLC equaling or exceeding $98 million and $125 million, respectively. The REIT has the right to substitute cash payments in lieu of REIT shares.

In return for its services in connection with assistance in negotiating the reorganization plan, the LLC will pay a fee of $500,000 to the Partnership.

The above terms of the proposed plan of reorganization are subject to change and are also subject to approval by the Bankruptcy Court and the Partnership's limited partners.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 1997

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership's assets consist of (i) a 99% general partnership interest in Crow Winthrop Operating Partnership, a Maryland general partnership (the "Operating Partnership") which owns a 1.6 million square foot office facility known as the Fluor Corporation World Headquarters Facility in Irvine (Orange County), California (the "Headquarters Facility"), (ii) a 25% limited partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the "Development Partnership") which owns in excess of 120 acres of land surrounding the Headquarters Facility (the "Excess Land") and (iii) a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership ("WC Management").

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

Commencing in 1990, and through the second quarter of 1996, however, WFA had not been paid its annual asset management fee. As of June 30, 1996, $4,875,000 of this fee was payable to WFA. This deferred fee was paid in the third quarter of 1996 and has been paid currently to the second quarter of 1997. To the extent there are no cash distributions from the Operating Partnership or the Development Partnership, WFA may permit the payment of its asset management fee to be deferred. There can be no assurance, however, that the deferral of this fee will be permitted. Any deferred asset management fees will be paid as a priority from available sources of cash prior to any future distributions to partners of the Partnership if and when they are paid.

At March 31, 1997, the balance of the Operating Partnership's reserve account was transferred to a tenant improvement escrow account along with operating funds of $1,467,000. This investment securities account had a balance of $2,646,000 at June 30, 1997.

The Partnership had $10,363,000 of cash and cash equivalents at June 30, 1997, as compared to $5,335,000 at December 31, 1996. This increase is attributable to $8,108,000 of net cash provided by operating activities which was partially offset by $878,000 of net cash used for reorganization items and $2,202,000 of net cash used by investing activities. The significant increase in net cash provided by operating activities for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily attributable to the cessation of interest payments on the mortgage loan encumbering the Headquarters Facility during the six months ended June 30, 1997. Net cash from reorganization items consist primarily of professional fees paid to third parties in connection with the Operating Partnership's Chapter 11 filing. Cash used in investing activities consists of $845,000 of building improvements and the transfer of $1,357,000 to the reserve account at March 31, 1997.

At this time, it appears that the original investment objective of capital growth from the inception of the Partnership will not be attained and that the Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the properties and the market in which they are located. The ability to hold and operate the Headquarters Facility is dependent upon the confirmation of the Plan as defined below.

Bankruptcy of the Operating Partnership

THE FOLLOWING DISCUSSION WITH RESPECT TO THE PROPOSED WORKOUT OF THE OPERATING PARTNERSHIP'S DEFAULT UNDER ITS EXISTING INDEBTEDNESS IS BASED ON THE CURRENT STRUCTURE OF THE NEGOTIATED PLAN OF REORGANIZATION OF THE OPERATING PARTNERSHIP. THERE CAN BE NO ASSURANCE, HOWEVER, THAT THE PLAN ULTIMATELY APPROVED, IF ANY, WILL BE ON THE SAME TERMS AND CONDITIONS AS THE CURRENT PLAN. LIMITED PARTNERS SHOULD BE AWARE, HOWEVER, THAT PRIOR TO THE IMPLEMENTATION OF THE PLAN AS CURRENTLY PROPOSED, THE CONSENT OF LIMITED PARTNERS IS BEING SOUGHT PURSUANT TO THE STATEMENT FURNISHED IN CONNECTION WITH THE SOLICITATION OF CONSENTS, DATED JULY 31, 1997, AS SUPPLEMENTED BY SUPPLEMENT NO. 1 THERETO, DATED AUGUST 7, 1997.

The Operating Partnership filed a voluntary petition under Chapter 11 of the

United States Bankruptcy Code (the "Bankruptcy Code") on March 28, 1997. As a condition to the transfer of the Headquarters Facility as contemplated by the Operating Partnership's Third Amended Plan of Reorganization dated July 23, 1997 (the "Plan"), the requisite consent of the Limited Partners is required with respect to the Proposal.

Pursuant to the terms of the Plan, the Operating Partnership will contribute all of its assets and liabilities, including $500,000 of unencumbered cash and all of its right, title and interest in the Headquarters Facility, to a newly formed Delaware limited liability company to be known as Jamboree LLC. In exchange for transferring all of its assets and liabilities to Jamboree LLC, the Operating Partnership will receive an initial 10% ownership interest in Jamboree LLC. In addition, the Partnership will receive a restructuring fee of $500,000 in connection with the Plan. Immediately prior to the transfer by the Operating Partnership of its assets and liabilities to Jamboree LLC, the Existing Secured Note will be satisfied by (i) the discharge of an amount of the existing debt sufficient to reduce the outstanding balance thereof to $104.5 million (approximately $93 million plus accrued interest thereon) and (ii) the issuance by the Operating Partnership of two intermediate notes, one in the original principal amount of $4.5 million (the "First Intermediate Note") and the second in the original principal amount of $100 million (the "Second Intermediate Note"), which will be secured by all of the assets of the Operating Partnership. Simultaneous with the contribution by the Operating Partnership of all of its assets and liabilities to Jamboree LLC, the Certificateholders will contribute the First Intermediate Note to Jamboree Office REIT (a newly formed real estate investment trust, the initial stockholders of which will be the Certificateholders) and Jamboree Office REIT will, in turn, contribute the First Intermediate Note to Jamboree LLC in exchange for the remaining 90% interest in Jamboree LLC. Jamboree LLC will satisfy the Second Intermediate Note by issuing the New Notes (as defined below) in the original principal amount of $100 million to the Certificateholders.

Jamboree LLC will be a newly formed limited liability company organized under the laws of the State of Delaware. Jamboree LLC will terminate on the earlier to occur of (i) one year after the sale or transfer by Jamboree LLC of the Headquarters Facility, provided that the Jamboree LLC Board (as defined below) does not vote to continue the company, (ii) September 28, 2002 (iii) the consent of the members of Jamboree LLC or (iv) as required by applicable law. Jamboree LLC will be governed by a five person board of member representatives (the "Jamboree LLC Board"). The initial five members will be designated one by the Operating Partnership and four by Jamboree Office REIT. A majority of the members of the Jamboree LLC Board must approve (i) all operating decisions not designated as requiring unanimous approval in Jamboree LLC's Limited Liability Company Agreement (the "LLC Agreement") and (ii) termination for cause of the Management Agreement (as hereinafter defined). Unanimous approval of the Jamboree LLC Board will be required for (i) the commencement of a voluntary case under the Bankruptcy Code, (ii) termination of the Management Agreement without cause, (iii) sale of all or any material portion of the Headquarters Facility prior to the date which is three years after the effective date of the Plan,
(iv) except as otherwise provided in the LLC Agreement, issuance of additional units representing membership interests (v) the authorization of business activities other than the ownership and operation of the Headquarters Facility within three years of the Effective Date, (vi) following the sale of the Headquarters Facility, authorize the continued existence of Jamboree LLC for more than one year, and (vii) certain other matters as provided in the LLC Agreement. See "Certain Federal Income Tax Consequences" below for information with respect to the tax effect of the Proposal.

In addition, the Operating Partnership will have the right (the "Exchange Right") to exchange its interest in Jamboree LLC at any time on or after one year from the effective date of the Plan through March 27, 2002 for shares in Jamboree Office REIT ("Shares"); provided, however, such one year lock-out period shall be waived if, among other things (i) Jamboree Office REIT shall (a) file a registration statement registering Shares, (b) issue, or provide rights to subscribe for, additional Shares to its shareholders, (c) effect a capital reorganization or reclassification, (d) sell all or substantially all or its assets or (e) dissolve or liquidate, or (ii) Jamboree LLC shall sell all or substantially all of its assets. In general, the Operating Partnership may exchange its interest in Jamboree LLC for a fixed number of Shares (on a one-for-one basis) in Jamboree Office REIT. All Shares received by the Operating Partnership either upon the exchange of its interest in Jamboree LLC or as payment for the Property Appreciation Right (as defined below) will be "Registerable Securities" pursuant to the provisions of the Property Appreciation and Exchange Right. In general, upon the occurrence of certain events, the Operating Partnership can request that Jamboree Office REIT prepare a registration statement to effect the registration of the shares held by the Operating Partnership in Jamboree Office REIT.

Furthermore, the Operating Partnership also will have the right to receive additional equity interests or cash payments from Jamboree Office REIT (the "Property Appreciation Rights"). The Property Appreciation Rights will be exercisable, if at all, at any time until the close of business on March 27, 2002. In general, the Property Appreciation Rights entitle the Operating Partnership to purchase (i) Shares representing 10% of the equity value of Jamboree LLC (subject to dilution) for a purchase price of $10,888,888.89 in the aggregate, if the fair market value of Jamboree LLC equals or exceeds $98 million and (ii) Shares representing 55% of the equity value of Jamboree LLC (subject to dilution) for a purchase price of $152,777,777.78 in the aggregate, if the fair market value of Jamboree LLC equals or exceeds $125 million. Alternatively, the Operating Partnership can purchase such additional Shares on a "cashless basis" by surrendering a portion of the Shares to be purchased in payment of the applicable purchase price. If the Operating Partnership elects to exercise either of the property appreciation rights, Jamboree Office REIT has the option to deliver to the Operating Partnership in lieu of the issuance of Shares a cash payment equal to the difference between the then current market value of the Shares which would otherwise be issued and the exercise price for such Shares.

The fair market value of the Shares for the purpose of the Property Appreciation Right will be determined by an appraisal obtained by Jamboree Office REIT. If the Operating Partnership disputes the appraisal obtained by Jamboree Office REIT, it may obtain a second appraisal. If the appraisals differ by less than 10% then the value will be deemed to be the average of the two determinations. If the appraisals differ by 10% or more, then the two appraisers will select a third appraiser to perform a third appraisal, and the value will be deemed to be the value that constitutes the mid-point of the range between the two determinations that are closest in amount.

To satisfy the Second Intermediate Note, Jamboree LLC will issue promissory notes (the "New Notes") having an aggregate principal amount of $100,000,000 to the Certificateholders. The New Notes will be divided into two tranches, the Class A and Class B Notes. The Class A Tranche will have an initial principal balance of $80,000,000 bear interest at 2.25% above the interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class A Notes and be payable in interest only for the first 36 months (provided, however, that payments of interest for the 12 month period may be made by issuing additional Class A Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule. The Class B Tranche will have an initial principal balance of $20,000,000, bear interest at 3.0% above interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class B Notes and be payable in interest only for the first 36 months (provided, however, that payments of interest for the first 48 months may be made by issuing additional Class B Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule.

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

RESULTS OF OPERATIONS

The net loss realized by the Partnership for the six months ended June 30, 1997 was $1,652,000 compared to $6,676,000 for the same period in 1996. The decrease in the net loss is attributable to a decrease in expenses, which was partially offset by a decrease in total revenues. Total expenses decreased to $17,617,000 for the six months ended June 30, 1997 from $24,438,000 for the six months ended June 30, 1996. This decrease is primarily attributable to a decrease in interest expense due to the cessation of interest accruals on the mortgage loan encumbering the Headquarters Facility. From the date of the Operating Partnership's Bankruptcy filing no mortgage interest has been accrued or paid. In addition depreciation and amortization decreased by $1,025,000 in the first six months of 1997 compared to 1996, as a result of the additional writedown of property value ($23,261,000) in 1996.

Total revenues decreased by $1,077,000 for the six months ended June 30, 1997, as compared to the same period for 1996. Although average occupancy at the property remains stable at 98%, base rental revenue decreased due to space being re-leased at lower rental rates and higher bases for operating escalation charge backs.


The net income realized by the Partnership for the three months ended June 30, 1997 was $2,788,000 compared to the net loss of $3,399,000 for the three months ended June 30, 1996. This increase in income of $6,187,000 is mainly attributable to the mortgage interest not being accrued, approximately $5,870,000. The remaining increase of approximately $200,000 represents the decrease in depreciation and amortization, approximately $540,000 offset by the decrease in rental income, approximately $380,000. Depreciation and amortization decreased because of the additional 1996 property writedown of $23,261,000. Total revenue decreased because of space being re-leased at lower rental rates and higher bases for operating escalation charge backs.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 1997

PART II - OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)      Exhibit 27

                           Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           No reports on Form 8-K were filed during the six months ended June 30, 1997, however a Form 8-K was filed on August 7, 1997 with respect to the solicitation of consents, as supplemented. (Material Event - Item 5 of Form 8-K)

SIGNATURE

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

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                                       (Registrant)

                                  By:    Winthrop Financial Associates, A
                                         Limited Partnership
                                         Managing General Partner

DATED:   August 14, 1997                 By: /s/ Michael L. Ashner
                                             ----------------------
                                             Michael L. Ashner
                                             Chief Executive Officer

DATED:   August 14, 1997                 By: /s/ Edward V. Williams
                                             ----------------------
                                             Edward V. Williams
                                             Chief Financial Officer