Form 10-Q
period 1997-09-30
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 1997-11-14
CIK 776105

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1997       Commission File Number  0-14536
                      ------------------                             ---------



              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
              -------------------------------------------------
            (Exact name of registrant as specified in its charter)



       Delaware                                         04-2869812
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


Five Cambridge Center, Cambridge, MA                    02142 -1493
------------------------------------                    -----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    (617) 234-3000
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


                                YES  X   NO
                                    ---     ---

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                    ------

Item 1.  Consolidated Financial Statements

                                               September 30,  December 31,
                                                   1997          1996
                                                (Unaudited)    (Audited)
                                                 (Amounts in Thousands)

Land............................................ $ 13,339       $ 13,339
Buildings and improvements......................  222,640        221,342
                                                 --------       --------
                                                  235,979        234,681
Less:  Accumulated depreciation.................  136,462        130,004
                                                 --------       --------
                                                   99,517        104,677

Cash and cash equivalents.......................   16,288          5,335
Investment securities, restricted...............    2,367          1,289
Other deposits..................................      580            241
Prepaid expenses and other assets...............    5,502          7,485
Deferred costs, net of accumulated
  amortization $6,104 and $5,554 as of
  September 30,1996 and December 31, 1996,
  respectively..................................    3,420          3,205
Equity investment in Development Partnership....   20,030         20,367
                                                 --------       --------

     Total Assets............................... $147,704       $142,599
                                                 ========       ========

   LIABILITIES AND PARTNERS' CAPITAL
   ---------------------------------

Liabilities not subject to compromise
  Accounts payable and accrued expenses
   and other.................................... $  7,572       $  6,172

Liabilities subject to compromise..............
  Mortgage loan................................   197,712        197,712
  Accrued interest of $8,283 at September 30,
   1997 and $4,617 at December 31, 1996........     8,283          4,617
                                                 --------        -------
     Total Liabilities subject to compromise...   205,995        202,329
                                                 --------        -------

     Total Liabilities.........................   213,567        208,501
                                                 --------        -------

Partners' Capital:

  Limited Partners - Units of Investor Limited
   Partnership Interest, $65,000 stated value
   per cash unit and $66,000 stated value per
   deferred unit; 3,500 units, authorized,
   issued and outstanding......................   (44,535)       (44,573)

  General Partners.............................   (21,328)       (21,329)
                                                 --------        -------
     Total Partners' Capital...................   (65,863)       (65,902)

     Total Liabilities and Partners' Capital...  $147,704       $142,599
                                                 ========       ========

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                      For the Three Months  For the Nine Months
                                      Ended September 30,   Ended September 30,
                                      --------------------  -------------------
                                      1997            1996  1997           1996
                                      --------------------  -------------------
                                                 (Amounts in Thousands)
                                                 (Except per unit data)

REVENUES:
Base rent revenue...................  $ 6,465      $ 5,983  $18,189     $18,167
Common area expense reimbursements..    2,716        2,635    7,797       8,075
Interest and other income...........      869           82    1,089         400
                                      -------      -------  -------     -------
Total Revenues......................   10,050        8,700   27,075      26,642
                                      -------      -------  -------     -------

EXPENSES:
   Repairs, maintenance and
     security......................     1,661        1,643    4,751       4,581
   Real estate taxes...............       385          721    1,700       2,094
   Utilities.......................     1,388        1,194    2,597       2,064
   General and administrative......       448          575    1,070       1,502
   Asset and property management
     fee...........................       188          188      563         563
   Insurance.......................        87           90      263         271
   Interest expense................         2        5,859    5,994      17,610

   Depreciation and amortization...     2,377        2,942    7,215       8,805
                                      -------      -------  -------     -------
     Total Expenses................     6,536       13,212   24,153      37,490
                                      -------      -------  -------     -------
     Operating Income (loss).......     3,514       (4,512)   2,922     (10,848)
Equity in Loss of Development
   Partnership.....................      (134)        (199)    (337)       (596)

Reorganization items:
   Professional fees...............    (1,764)          --   (2,650)         --
   Interest earned on accumulated
     cash resulting from Chapter 11
     proceedings...................       106           --      114          --
                                      -------      -------  -------     -------

     Total reorganization items....    (1,658)          --   (2,536)         --
                                      -------      -------  -------     -------

     Income (Loss) Before
       Minority Interest...........     1,722       (4,711)      49     (11,444)

Minority Interest in Operating
Partnership and Management
Partnership........................       (31)          39      (10)         96
                                      -------      -------  -------     -------

     Net Income (Loss).............   $ 1,691      $(4,672) $    39    $(11,348)
                                      =======      =======  =======     =======

Net Income (Loss) Allocated to
General Partners...................   $    34      $   (93) $     1    $   (227)
                                      =======      =======  =======     =======

Net Income (Loss) Allocated
to Investor Limited Partners.......   $ 1,657      $(4,579) $    38    $(11,121)
                                      =======      =======  =======     =======

Net Income (Loss) per unit of
Limited Partner Interest...........   $   473      $(1,308) $    11    $ (3,177)
                                      =======      =======  =======     =======

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)
                                                         For the Nine Months
                                                          Ended September 30,
                                                         --------------------
                                                         1997            1996

                                                        ----------------------
                                                        (Amounts in thousands)


Cash flow from operating activities:
   Net income (loss) before reorganization item
       and after minority interest....................... $ 2,575   $ (11,348)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation and amortization......................   7,008       8,601
      Minority interest in income (loss) of
      Operating Partnership and Management
      Partnership........................................      10         (96)
      Equity in loss of the Development Partnership......     337         596
      Change in assets and liabilities:
      (Increase) decrease in other deposits..............    (339)          4
      Decrease in prepaid expenses and other assets......   1,973          70
      Increase in accounts payable and
      accrued expenses...................................   5,066      (2,958)
      Increase in deferred costs related to
      operating activities...............................    (765)        (45)
                                                           ------      ------
      Net cash provided by (used in) operating
      activities before reorganization item..............  15,865      (5,176)
                                                           -------     -------
Cash flows from reorganization items:
    Professional fees paid for services rendered in
      connection with the Chapter 11 proceedings.........  (2,650)         --
    Interest received on cash accumulated because
      of the Chapter 11 proceedings......................     114          --
                                                           ------      ------
        Net cash used for reorganization items:..........  (2,536)         --
                                                           ------      ------

Cash flows from investing activities:
    Capital expenditures.................................  (1,298)        (74)
    Net decrease (increase) in investment securities.....  (1,078)      2,406
                                                           ------      ------
    Net cash provided by (used) in investing
      activities.........................................  (2,376)      2,332
                                                           ------      ------

Cash flows from financing activities:
   Principal payments on mortgage loan...................      --        (938)
                                                           ------      ------

Net cash used in financing activities....................      --        (938)
                                                           ------      ------

Net increase in cash and cash equivalents................  10,953       3,782

Cash and cash equivalents at beginning of period.........   5,335       9,216
                                                           ------      ------


Cash and cash equivalents at end of period............... $16,288    $  5,434
                                                           ======      ======


Supplemental disclosure of cash flow information:
      Cash paid for interest............................. $ 1,323    $ 17,798
                                                           ======      ======

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (UNAUDITED) (NOTE 1)


                                         Investor
                                         Limited       General
                                         Partners      Partners     Total
                                         --------      --------     -----
                                              (Amounts in Thousands)

Balance, December 31, 1995...........    $ (7,557)     $(20,574)    $(28,131)

Net Loss.............................     (11,121)         (227)     (11,348)
                                         ---------     ---------    ---------

Balance, September 30, 1996..........    $(18,678)     $(20,801)    $(39,479)
                                         =========     =========    =========



Balance, December 31, 1996...........    $(44,573)     $(21,329)    $(65,902)

Net Income...........................          38             1           39
                                         ---------     ---------    ---------

Balance, September 30, 1997..........    $(44,535)     $(21,328)    $(65,863)
                                         =========     =========    =========

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997




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

          As of the same date, the Development Partnership acquired 122.2 acres of undeveloped land surrounding the Headquarters Facility (the "Excess Land" together with the Headquarters Facility, the "Property").

          The Properties were acquired for a total price of $337,000,000 (the "Purchase Price") consisting of $302,000,000 paid on the Acquisition Date (the "Fixed Purchase Price") and $35,000,000 paid in August 1986 (the "Contingent Purchase Price") when certain development rights were approved for the Development Partnership.

          As indicated in Note 4 below, ownership of the Headquarters Facility was transferred to a newly formed Limited Liability Company, in exchange for an interest in such entity.

          The General Partners of the Partnership are Winthrop Financial Associates ("WFA") and Three Winthrop Properties, Inc. ("Three Winthrop"). The General Partners made capital contributions totaling $101 for a 2.0% interest in the operating profits and losses of the Partnership.

2.        SIGNIFICANT ACCOUNTING POLICIES

          The accompanying consolidated financial statements include the accounts of the Partnership, the Operating Partnership and the Management Partnership. The Partnership is the 99% General Partner of the Operating Partnership and the 99% Limited Partner of the Management Partnership. The remaining 1% ownership interest of the Operating Partnership is held by an unaffiliated entity (Crow Irvine #2) and the remaining 1% ownership interest in the Management

          Partnership is held by an affiliate of the Partnership (First Winthrop Properties, Inc.). The ownership interests of these entities have been included in other assets in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997

2.      SIGNIFICANT ACCOUNTING POLICIES (cont.)

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership did not have the financial resources to fund the principal amount of $197,712,000 due under the mortgage loan upon maturity (see note 4 below).

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

        Certain amounts have been reclassified to conform to the September 30, 1997 presentation.

3.      RELATED PARTIES

        The Partnership is required to pay to WFA an asset management fee of $750,000 per year. From 1990 through June 1996, this fee was accrued and unpaid by the Partnership. During the third quarter of 1996, the Partnership paid to WFA $4,875,000 in asset management fees which represented the asset management fees due for the period from January 1990 through June 1996. The Partnership has continued to pay this asset management fee and has paid in this year $937,500 representing the fee due for July 1, 1996 to September 30, 1997. In addition, the Partnership has reimbursed an affiliate of the general partner for certain administrative expenses in an amount of $25,586 and $108,750 for the nine months ended September 30, 1997 and 1996.

4.      PLAN OF REORGANIZATION OF OPERATING PARTNERSHIP/SUBSEQUENT EVENT

        The Operating Partnership filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on March 28, 1997. The Operating Partnership's Third Amended Plan of Reorganization dated July 23, 1997 was approved by the bankruptcy court.

        On October 3, 1997, the reorganization of the Operating Partnership as provided for in the Plan was implemented. For a description of the Plan, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997

5.      PRO FORMA

        The pro forma consolidated balance sheet data as of September 30, 1997 has been prepared to reflect the contribution of the Operating Partnership's real estate and new debt to Jamboree LLC, as if such contribution had occurred on September 30, 1997. The pro forma consolidated operating statement for the nine months ended September 30, 1997 and the year ended December 31, 1996 have been prepared to reflect the contribution as if such contribution had occurred on January 1, 1996.

                     PROFORMA CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
Assets (Amounts in Thousands)
                                                 September 30,
                                                    1997
                                                    ----

Cash and cash equivalents                          $  2,448
Prepaid expenses and other assets                       554
Deferred costs net of accumulated amortization

   of $115 and $100 as of September 30, 1997
   and December 31, 1996, respectively                1,082
Equity interest in Operating Partnership                500
Equity interest in Development Partnership           20,031
                                                    -------

       Total Assets                                 $24,615
                                                    =======

Liabilities and Partners' Capital

Accounts payable and accrued expenses               $    20

Partners' Capital                                    24,595
                                                    -------

                                                    $24,615
                                                    =======

                PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS

                                      For the Nine Months  For the Twelve Months
                                      Ended September 30,   Ended December 31,
                                             1997                  1996
                                             ----                  ----
REVENUES:
   Interest and other income               $ 2,098               $   965

EXPENSES:
   General and administrative                  659                   857
   Asset management fee                        563                   750
   Amortization                                 15                    20
                                           -------               -------
       Total Expenses                        1,237                 1,627
                                           -------               -------

   Operating Income (Loss)                     859                  (662)

Equity in Loss of Development Partnership     (336)                 (531)
Equity in Income of Operating Partnership      533                   989

Reorganization Income                           --                53,396
                                           -------               -------

       Net Income                          $ 1,058               $53,192
                                           =======               =======

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997





ITEM 2.  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership's assets consist of (i) a 99% general partnership interest in Crow Winthrop Operating Partnership, a Maryland general partnership (the "Operating Partnership") which currently holds a 10% interest in Jamboree LLC which in turn, owns a 1.6 million square foot office facility known as the Fluor Corporation World Headquarters Facility in Irvine (Orange County), California (the "Headquarters Facility"), (ii) a 25% limited partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the "Development Partnership") which owns in excess of 90 acres of partially improved land surrounding the Headquarters Facility (the "Excess Land") and
(iii) a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership ("WC Management").

The Partnership's ability to continue in existence is contingent on (i) the continued management of the Headquarters Facility by WC Management generating revenue to the Partnership as a result of distributions from WC Management (derived from the management of the LLC properties), (ii) the ability of the Operating Partnership to continue in existence and to generate revenue to the Partnership as a result of distributions from the Operating Partnership, and
(iii) the ability of the Development Partnership to continue in existence and to generate revenue to the Partnership as a result of distributions from the Development Partnership.

To date the annual asset management fee due Winthrop Financial Associates ("WFA") and the monies to pay general and administrative expenses have been funded by the Partnership's reserves and cash flow from WC Management.
WFA has in the past and may in the future permit the payment of its asset management fee to be deferred. There can be no assurance, however, that the deferral of this fee will be permitted. Any deferred asset management fees will be paid as a priority from available sources of cash prior to any future distributions to partners of the Partnership if and when they are paid.

At March 31, 1997, the balance of the Operating Partnership's reserve account was transferred to a tenant improvement escrow account along with operating funds of $1,467,000. This account (investment securities) had a balance of $2,367,000 at September 30, 1997 and is available to be used for tenant improvements at the Headquarters Facility.

The Partnership had $16,288,000 of cash and cash equivalents at September 30, 1997, as compared to $5,335,000 at December 31, 1996. This increase is attributable to $15,865,000 of net cash provided by operating activities which was partially offset by $2,536,000 of net cash used for reorganization items and $2,376,000 of net cash used by investing activities. The significant increase in net cash provided by operating activities for the nine months ended September

30, 1997 as compared to the nine months ended September 30, 1996 is primarily attributable to the cessation of interest payments on the mortgage loan encumbering the Headquarters Facility during the nine months ended September 30, 1997. Net cash from reorganization items consist primarily of professional fees paid in connection with the Operating Partnership's Chapter 11 filing. Cash used in investing activities consists of $1,298,000 of building improvements and the transfer of $1,357,000 to the reserve account at March 31, 1997, net of $279,000 of disbursements from reserve account.

Fluor Corporation, which currently leases apaproximately 53% of the total rentable space at the Headquarters Facility, has informed the Operating Partnership that it intends to vacate the Headquarters Facility when its lease expires in 1999. It is expected that to the extent that new tenants can be found for the vacated space, the lease payments under any such new leases will be at rates lower than those currently being paid by Fluor Corporation. Leases have been signed for approximately 10% of the Fluor space that is being vacated, which come into effect August 1, 1998. Accordingly, it is expected that the pending vacancy by Fluor Corporation will have an adverse effect on the Partnership's cash flow.

At this time, it appears that the original investment objective of capital growth from the inception of the Partnership will not be attained and that the Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the properties and the market in which they are located.

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLICATED FINANCIAL STATEMENTS
                              September 30, 1997


Plan of Reorganization of the Operating Partnership

The Operating Partnership filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on March 28, 1997. As a condition to the transfer of the Headquarters Facility as contemplated by the Operating Partnership's Third Amended Plan of Reorganization dated July 23, 1997 (the "Plan"), the requisite consent of the Limited Partners was obtained, and on October 3, 1997 the Plan was approved.

Pursuant to the terms of the Plan, the Operating Partnership contributed all of its assets and liabilities, including $500,000 of unencumbered cash and all of its right, title and interest in the Headquarters Facility, to Jamboree LLC, a newly formed Delaware limited liability company. In exchange for transferring all of its assets and liabilities to Jamboree LLC, the Operating Partnership received an initial 10% ownership interest in Jamboree LLC. In addition, the Partnership received a restructuring fee of $500,000 in connection with the Plan. Immediately prior to the transfer by the Operating Partnership of its assets and liabilities to Jamboree LLC, the Existing Secured Note was satisfied by (i) the discharge of an amount of the existing debt sufficient to reduce the outstanding balance thereof to $104.5 million (approximately $93 million plus accrued interest thereon) and (ii) the issuance by the Operating Partnership of two intermediate notes, one in the original principal amount of $4.5 million (the "First Intermediate Note") and the second in the original principal amount of $100 million (the "Second Intermediate Note"), which are secured by all of the assets of the Operating Partnership. Simultaneous with the contribution by the Operating Partnership of all of its assets and liabilities to Jamboree LLC, the Certificateholders contributed the First Intermediate Note to Jamboree Office REIT (a newly formed real estate investment trust, the initial stockholders of which are the Certificateholders) and Jamboree Office REIT, in turn, contributed the First Intermediate Note to Jamboree LLC in exchange for the remaining 90% interest in Jamboree LLC. Jamboree LLC satisfied the Second Intermediate Note by issuing the New Notes (as defined below) in the original principal amount of $100 million to the Certificateholders.

Jamboree LLC is a newly formed limited liability company organized under the laws of the State of Delaware. Jamboree LLC will terminate on the earlier to occur of (i) one year after the sale or transfer by Jamboree LLC of the Headquarters Facility, provided that the Jamboree LLC Board (as defined below) does not vote to continue the company, (ii) September 28, 2002 (iii) the consent of the members of Jamboree LLC or (iv) as required by applicable law. Jamboree LLC is governed by a five-person board of member representatives (the "Jamboree LLC Board"). The initial five members were designated one by the Operating Partnership and four by Jamboree Office REIT. A majority of the members of the Jamboree LLC Board must approve (i) all operating decisions not designated as requiring unanimous approval in Jamboree LLC's Limited Liability Company Agreement (the "LLC Agreement") and (ii) termination for cause of the Management Agreement (as hereinafter defined). Unanimous approval of the Jamboree LLC Board is required for (i) the commencement of a voluntary case under the Bankruptcy Code, (ii) termination of the Management Agreement without cause, (iii) sale of all or any material portion of the Headquarters Facility prior to the date which is three years after the effective date of the Plan,
(iv) except as otherwise provided in the LLC Agreement, issuance of additional units representing membership interests (v) the authorization of business activities other than the ownership and operation of the Headquarters Facility within three years of the Effective Date, (vi) following the sale of the Headquarters Facility, authorize the continued existence of Jamboree LLC for more than one year, and (vii) certain other matters as provided in the LLC Agreement.

In addition, the Operating Partnership has the right (the "Exchange Right") to exchange its interest in Jamboree LLC at any time on or after one year from the effective date of the Plan through March 27, 2002 for shares in Jamboree Office REIT ("Shares"); provided, however, such one year lock-out period shall be waived if, among other things (i) Jamboree Office REIT shall (a) file a registration statement registering Shares, (b) issue, or provide rights to subscribe for, additional Shares to its shareholders, (c) effect a capital reorganization or reclassification, (d) sell all or substantially all or its assets or (e) dissolve or liquidate, or (ii) Jamboree LLC shall sell all or substantially all of its assets. In general, the Operating Partnership may exchange its interest in Jamboree LLC for a fixed number of Shares (on a one-for-one basis) in Jamboree Office REIT. All Shares received by the Operating Partnership either upon the exchange of its interest in Jamboree LLC or

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997



as payment for the Property Appreciation Right (as defined below) will be "Registerable Securities" pursuant to the provisions of the Property Appreciation and Exchange Right. In general, upon the occurrence of certain events, the Operating Partnership can request that Jamboree Office REIT prepare a registration statement to effect the registration of the shares held by the Operating Partnership in Jamboree Office REIT.

Furthermore, the Operating Partnership also has the right to receive additional equity interests or cash payments from Jamboree Office REIT (the "Property Appreciation Rights"). The Property Appreciation Rights will be exercisable, if at all, at any time until the close of business on March 27, 2002. In general, the Property Appreciation Rights entitle the Operating Partnership to purchase
(i) Shares representing 10% of the equity value of Jamboree LLC (subject to dilution) for a purchase price of $10,888,888.89 in the aggregate, if the fair market value of Jamboree LLC equals or exceeds $98 million and (ii) Shares representing 55% of the equity value of Jamboree LLC (subject to dilution) for a purchase price of $152,777,777.78 in the aggregate, if the fair market value of Jamboree LLC equals or exceeds $125 million. Alternatively, the Operating Partnership can purchase such additional Shares on a "cashless basis" by surrendering a portion of the Shares to be purchased in payment of the applicable purchase price. If the Operating Partnership elects to exercise either of the property appreciation rights, Jamboree Office REIT has the option to deliver to the Operating Partnership in lieu of the issuance of Shares a cash payment equal to the difference between the then current market value of the Shares which would otherwise be issued and the exercise price for such Shares.

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

To satisfy the Second Intermediate Note, Jamboree LLC has issued promissory notes (the "New Notes") having an aggregate principal amount of $100,000,000 to the Certificateholders. The New Notes will be divided into two tranches, the Class A and Class B Notes. The Class A Tranche has an initial principal balance of $80,000,000 bear interest at 2.25% above the interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class A Notes and be payable in interest only for the first 36 months (provided, however, that payments of interest for the 12 month period may be made by issuing additional Class A Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule. The Class B Tranche has an initial principal balance of $20,000,000, bear interest at 3.0% above interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class B Notes and be payable in interest only for the first 36 months (provided, however, that payments of interest for the first 48 months may be made by issuing additional Class B Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule.


As security for the New Notes, among other things, Jamboree LLC has granted the Certificateholders a security interest on the Headquarters Facility, and the Operating Partnership has executed a Pledge and Security Agreement pursuant to which the Operating Partnership will pledge its interest in Jamboree LLC to the Class A Noteholders and the Class B Noteholders as collateral for the payment in full of all amounts evidenced by the New Notes. If Jamboree LLC were to default on its obligations under the New Notes, the Class A Noteholders and the Class B Noteholders will have the right to foreclose on the Partnership's interest in Jamboree LLC. If this were to occur, the Partnership would lose its entire ownership interest in the Headquarters Facility. There can be no assurance that the Headquarters Facility will be able to generate sufficient cash flow to enable it to satisfy its obligations under the New Notes.

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997


RESULTS OF OPERATIONS

The net income realized by the Partnership for the nine months ended September 30, 1997 was $39,000 compared to a net loss of $11,348,000 for the same period in 1996. The decrease in the net loss is attributable to a decrease in expenses, and an increase in total revenues. Total expenses decreased to $24,153,000 for the nine months ended September 30, 1997 from $37,490,000 for the nine months ended September 30, 1996. This decrease is primarily attributable to a decrease in interest expense of $11,616,000 due to the cessation of interest accruals on the mortgage loan encumbering the "Headquarters Facility." From the date of the Operating Partnership's Bankruptcy filing no mortgage interest has been accrued or paid. In addition depreciation and amortization decreased by $1,590,000 in the first nine months of 1997 compared to 1996, as a result of the additional writedown of property value ($23,261,000) in 1996.

Total revenues increased by $433,000 for the nine months ended September 30, 1997, as compared to the same period for 1996. Average occupancy at the property remains stable at 98%. Total revenue increased by approximately $800,000, in other income, representing real estate tax abatements received. This was offset by approximately $400,000 lower rent and common area reimbursements due to space being released at lower rental rates and higher bases for operating escalation reimbursements for leases in effect in the first quarter.

The net income realized by the Partnership for the three months ended September 30, 1997 was $1,691,000 compared to the net loss of $4,672,000 for the three months ended September 30, 1996. This increase in income of $6,363,000 is mainly attributable to the mortgage interest not being accrued, approximately $5,859,000. The remaining increase of $504,000 represents the decrease in depreciation and amortization, approximately $560,000 and the increase in rental income, approximately $1,300,000 offset by the increase in reorganization items of $1,764,000. Depreciation and amortization decreased because of the additional 1996 property writedown of $23,261,000. Total revenue increased because of the real estate tax abatements received, approximately $800,000, in other income. Also total revenue increased approximately $500,000 in higher rents for leases coming into effect in the second and third quarter. This reflects the increase in market rental rates in the Irvine area.

              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-Q SEPTEMBER 30, 1997



PART II - OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)            Exhibit 27

                           Financial Data Schedule

                  (b)            Reports on Form 8-K:

                           A Form 8-K was filed on October 9, 1997 with respect to the implementation of the Operating Partnership's Plan of Reorganization (Item 5 - Other Events).

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

                             WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP (Registrant)


                             By: Winthrop Financial Associates, A Limited Partnership

                                  Managing General Partner


DATED:   November 14, 1997        By:  /s/ Michael L. Ashner
                                      ----------------------
                                      Michael L. Ashner
                                      Chief Executive Officer


DATED:   November 14, 1997        By: /s/Edward V. Williams
                                      ---------------------
                                      Edward V. Williams
                                      Chief Financial Officer