Form 10-K
period 1998-12-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 1999-12-22
CIK 776105

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                              Commission File
For the fiscal year ended December 31, 1998                    Number  0-14536
                          -----------------                            -------

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                       04-2869812
-----------------------                       -------------------------------
(State of organization)                      (IRS Employer Identification No.)

Five Cambridge Center, 9th Floor, Cambridge, Massachusetts           02142
----------------------------------------------------------         ---------
   (Address of principal executive offices)                       (Zip  Code)

Registrant's telephone number including area code:             (617) 234-3000
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        No  X
                                      ------    ------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1.     Business.

Organization

         The most significant asset of Winthrop California Investors Limited Partnership (the "Registrant") is a 25% limited partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the "Development Partnership"). Due to a dispute with the general partner of the Development Partnership, the Registrant has unable to obtain the necessary information with which to complete audited financial statements as well as provide full disclosure regarding the Development Partnership's operations. See "Item 3. Litigation." Recently, the Registrant was provided with audited financial statements for the Development Partnership but has not yet been able to complete its audited financial statements. Furthermore, the Registrant has not been provided with the necessary information relating to the development of the parcel owned by the Development Partnership. As a result, (i) certain information contained in this Annual Report on Form 10-K is being omitted in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934 and (ii) the information set forth herein in Item 2 regarding the Development Partnership may not be completely accurate.

         The Registrant was originally organized on January 24, 1985 as a Maryland limited partnership. On October 16, 1985, the Registrant was reorganized as a Delaware limited partnership in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. The Registrant was organized for the purpose of owning (i) a general partnership interest in, and serving as a general partner of, Crow Winthrop Operating Partnership, a Maryland general partnership (the "Operating Partnership" and, collectively with the Registrant and the Development Partnership, the "Partnerships") which was originally organized on January 24, 1985 to acquire, own and operate an approximately 1.6 million square foot office facility known as the Fluor Corporation World Headquarters Facility in Irvine (Orange County), California (the "Headquarters Facility"), and (ii) a limited partnership interest in the Development Partnership which was organized on January 24, 1985 to acquire and own in excess of 120 acres of land surrounding the Headquarters Facility (the "Excess Land" and, collectively with the Headquarters Facility, the "Properties") and to develop such Excess Land with office, hotel, retail and entertainment complexes. In March 1992, the Registrant acquired a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership ("WC Management"), which has the right to perform management and leasing functions at the Headquarters Facility.

         The general partners of the Registrant (the "General Partners") are Winthrop Financial Associates, A Limited Partnership ("WFA") and Three Winthrop Properties, Inc. ("Three Winthrop").

         The Registrant was initially capitalized with nominal capital contributions from the General Partners. In December 1986, the Registrant completed an offering of 3,500 units of limited partnership interest ("Units") in the Registrant to limited partners ("Limited Partners"), raising capital contributions of $217,780,500. One of the Limited Partners is WILCAP Limited Partnership, a Massachusetts limited partnership which is wholly-owned by WFA and its affiliates ("WILCAP"). On May 9, 1986, WILCAP purchased 1,000 Units for an aggregate price of $54 million, or $54,000 per Unit, payable in cash upon its admission to the Registrant. The purchase price equaled the purchase price paid by other Limited Partners in the offering less brokerage commissions which otherwise would have been payable to an affiliate of WFA and a pro rata portion of certain acquisitions fees which otherwise would have been payable to WFA. Of the total capital contributions raised, $151,194,500 was paid upon admission of the Limited Partners, and the balance was payable in installments pursuant to the terms of promissory notes. As of May 1, 1988, the Limited Partners' capital contributions had been paid in full.

Description of Business

         Until 1997, the only business of the Registrant was investing as a 99% general partner in the Operating Partnership, as a 25% limited partner in the Development Partnership and as a 99% limited partner in WC Management. The other partner of the Operating Partnership is Crow Irvine #2, a California limited partnership ("Crow Irvine"). Pursuant to an amendment to the partnership agreement of the Operating Partnership entered into in February 1992, the Registrant assumed sole responsibility for the management of the business of the Operating Partnership. Crow Irvine is also the general partner of the Development Partnership. The general partner of Crow Irvine is Crow Irvine #1, a Texas limited partnership, and the limited partner is the Fluor Corporation. The general and limited partners of Crow Irvine #1 are certain partners and an affiliate of Trammel Crow Company. Trammel Crow Company is one of the largest private real estate development and investment firms in the United States.

         In exchange for its interests in the Operating Partnership and the Development Partnership, the Registrant agreed to contribute as capital $138 million and $45 million, respectively, payable in installments. As of May 1988, the Registrant had fully funded the capital contributions. The Registrant is entitled to (i) 97% (of which the Limited Partners receive 98%) of the profits, losses and cash flow of the Operating Partnership and (ii) after certain priorities, 90% (of which the Limited Partners receive 90% of the proceeds) from a sale or refinancing in respect of the Operating Partnership. The Registrant is entitled to 25% (of which the Limited Partners receive 60%) of (i) the profits, losses and cash flow of the Development Partnership and (ii) after certain priorities, the proceeds from a sale or refinancing in respect of the Development Partnership.

Change in Ownership; Mortgage Loan Workout

         After the acquisition of the Headquarters Facility, the Orange County rental market, in general, and the rental market in the area proximate to John Wayne Airport (the "Greater Airport market") weakened dramatically as supply of office space outpaced demand. In addition, in the late 1980s an affiliate of Fluor Corporation ("Fluor"), which originally occupied 100% of the Headquarters Facility in 1985, began exercising its right to cancel the lease with respect to significant portions of space at the Headquarters Facility. While WC Management was able to re-let much of the vacated space and maintain low vacancy rates as the result of an aggressive leasing campaign, the Headquarters Facility suffered a decline in achievable rents. The decline in rents was due to significantly lower rental rates for the re-let Flour space, which were consistent with the then current market rates. Furthermore, Fluor notified the Registrant in 1996 that it intended to construct a new facility to serve as its headquarters and vacated the Headquarters Facility upon its lease expiration in 1998.

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

         In connection with, and as contemplated by, the Agreement of Understanding, the Operating Partnership filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on March 28, 1997. As a condition to the transfer of the Headquarters Facility as contemplated by the Operating Partnership's Second Amended and Restated Plan of Reorganization dated June 27, 1997 (the "Plan"), the requisite consent of the Limited Partner to the Plan was sought and subsequently obtained. The Plan was approved by the Bankruptcy Court on October 3, 1997.

         Pursuant to the terms of the Plan, the Operating Partnership contributed all of its assets and liabilities, including all of its right, title and interest in the Headquarters Facility and $500,000 of unencumbered cash, to Jamboree LLC, a newly formed Delaware limited liability company, in exchange for an initial 10% ownership interest in Jamboree LLC. In addition, Jamboree LLC paid to the Registrant a $500,000 fee in connection with the Plan. Immediately prior to the transfer by the Operating Partnership of its assets and liabilities to Jamboree LLC, the Existing Secured Note was satisfied by (i) the forgiveness of approximately $93 million of the debt plus interest accrued thereon and (ii) the issuance by the Operating Partnership of two intermediate notes, one in the original principal amount of $4.5 million (the "First Intermediate Note") and the second in the original principal amount of $100 million (the "Second Intermediate Note"). Subsequent to the contribution by the Operating Partnership of all of its assets and liabilities to Jamboree LLC, the Certificateholders contributed the First and Second Intermediate Notes to Jamboree Office REIT (a newly formed real estate investment trust, the initial stockholders of which were the Certificateholders) and Jamboree Office REIT, in turn, contributed the First Intermediate Note to Jamboree LLC in exchange for the remaining 90% interest in Jamboree LLC. Jamboree LLC satisfied the Second Intermediate Note by issuing the New Notes (as defined below) in the original principal amount of $100 million in satisfaction of the $100 million outstanding balance.

         Pursuant to the terms of the Operating Agreement of Jamboree LLC, Jamboree LLC will terminate on the earlier to occur of (i) one year after the sale or transfer of the Headquarters Facility, provided that the Jamboree LLC Board (as defined below) does not vote to continue the company, (ii) September 28, 2002, (iii) the consent of the members of Jamboree LLC or (iv) as required by applicable law. Jamboree LLC is governed by a five person board of member representatives (the

"Jamboree LLC Board"). The initial five members will be designated one by the Operating Partnership and four by Jamboree Office REIT. A majority of the members of the Jamboree LLC Board must approve (i) all operating decisions not designated as requiring unanimous approval in Jamboree LLC's Limited Liability Company Agreement (the "LLC Agreement") and (ii) termination for cause of the Management Agreement (as hereinafter defined). Unanimous approval of the Jamboree LLC Board is required to (i) commence a voluntary case under the Bankruptcy Code, (ii) terminate the Management Agreement without cause, (iii) sell all or any material portion of the Headquarters Facility prior to three years after the effective date of the Plan, (iv) except as otherwise provided in the LLC Agreement, issue additional units representing membership interests (v) authorize business activities other than the ownership and operation of the Headquarters Facility within three years of the Effective Date, (vi) following the sale of the Headquarters Facility, authorize the continued existence of Jamboree LLC for more than one year, and (vii) authorize certain other matters as provided in the LLC Agreement.

         In addition, the Operating Partnership was granted the right (the "Exchange Right") to exchange its interest in Jamboree LLC at any time after one year from the effectiveness of the Plan (subject to certain exceptions) through March 27, 2002 for shares in Jamboree Office REIT ("REIT Shares"). In general, the Operating Partnership may exchange its 10% interest in Jamboree LLC for a fixed number of REIT Shares (on a one-for-one basis) in Jamboree Office REIT, subject to adjustment, equal to 900,000 multiplied by the Operating Partnership's then ownership percentage in Jamboree LLC. All REIT Shares received by the Operating Partnership either upon the exchange of its interest in Jamboree LLC or as payment for the Property Appreciation Right (as defined below) will be "Registerable Securities" pursuant to the provisions of the Property Appreciation and Put Right. In general, upon the occurrence of certain events, the Operating Partnership can request that Jamboree Office REIT prepare a registration statement to effect the registration of the shares held by the Operating Partnership in Jamboree Office REIT.

         Furthermore, the Operating Partnership has the right to acquire additional equity interests in, or receive cash payments from, Jamboree Office REIT (the "Property Appreciation Rights"). The Property Appreciation Rights will be exercisable, if at all, at any time until the close of business on March 27, 2002. In general, the Property Appreciation Rights entitle the Operating Partnership to purchase (i) REIT Shares representing 10% of the equity value of Jamboree LLC for a purchase price of $10,888,888.89 in the aggregate, if the fair market value of all of the issued and outstanding REIT Shares equals or exceeds $98 million divided by Jamboree Office REIT's interest in Jamboree LLC and (ii) REIT Shares representing 55% of the equity value of Jamboree LLC for a purchase price of $152,777,777.78 in the aggregate, if the fair market value of the issued and outstanding REIT Shares equals or exceeds $125 million divided by Jamboree Office REIT's interest in Jamboree LLC. Alternatively, the Operating Partnership can purchase such additional REIT Shares on a "cashless basis" by surrendering a portion of the REIT Shares to be purchased in payment of the applicable purchase price. If the Operating Partnership elects to exercise either of the property appreciation rights, Jamboree Office REIT has the option to deliver to the Operating Partnership in lieu of the issuance of REIT Shares a cash payment equal to the difference between the then current market value of the REIT Shares which would otherwise be issued and the exercise price for such REIT Shares.

         The fair market value of the REI Shares for the purpose of the Property Appreciation Right will be determined by an appraisal obtained by Jamboree Office REIT. If the Operating Partnership disputes the appraisal obtained by Jamboree Office REIT, it may obtain a second appraisal. If the appraisals differ by less than 10%, then the value will be deemed to be the average of the two determinations. If the appraisals differ by 10% or more, then the two appraisers will select a third appraiser to perform a third appraisal, and the value will be deemed to be the value that constitutes the mid-point of the range between the two determinations that are closest in amount.

         To satisfy the Second Intermediate Note, Jamboree LLC issued promissory notes (the "New Notes") having an aggregate principal amount of $100,000,000 to the Certificateholders. The New Notes are divided into two tranches, the Class A Notes and the Class B Notes. The Class A Tranche had an initial principal balance of $80,000,000, bears interest at 2.25% above the interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class A Notes and is payable in interest only for the first 36 months (provided, however, that payments of interest for a the first 12 month period may be made by issuing additional Class A Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule. In this regard, additional Class A Notes in the original principal amount of approximately $2,633,000 were issued as of December 31, 1998 to satisfy a portion of the interest payments due on the Class A Notes. The Class B Tranche had an initial principal balance of $20,000,000, bears interest at 3.0% above the interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class B Notes and is payable in interest only for the first 36 months ( provided, however, that payments of interest for the first 48 months may be made by issuing additional Class B Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule. In this regard, additional Class A Notes in the original principal amount of approximately $1,920,000 were issued as of December 31, 1998 to satisfy a portion of the interest payments due on the Class B Notes.

         As security for the New Notes, among other things, Jamboree LLC granted the Certificateholders a security interest on the Headquarters Facility and the Operating Partnership executed a Pledge and Security Agreement pursuant to which the Operating Partnership pledged its interest in Jamboree LLC to the Class A Noteholders and the Class B Noteholders as collateral for the payment in full of all amounts evidenced by the New Notes. If Jamboree LLC were to default on its obligations under the New Notes, the Class A Noteholders and the Class B Noteholders will have the right to foreclose on the Registrant's interest in Jamboree LLC. If this were to occur, the Registrant would lose its entire ownership interest in the Headquarters Facility. There can be no assurance that the Headquarters Facility will be able to generate sufficient cash flow to enable it to satisfy its obligations under the New Notes.

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

         In connection with the transaction described above, the Registrant and WFA agreed to indemnify Crow Irvine for any liability it may incur, on a going forward basis, as a result of it remaining a general partner of the Operating Partnership. In addition, Crow Irvine gave up its right of first offer in the event of a sale of the Headquarters Facility, and the buy-sell arrangement originally included in the partnership agreement as a mechanism to resolve disputes was eliminated. The amendment to the partnership agreement for the Development Partnership eliminated the Registrant's right of first offer in the event of a sale of the land. In addition, the provisions in the partnership agreement of the Operating Partnership which restricted the ability of the principals of Crow Irvine to transfer their interests were amended. As amended, the principals may transfer their interests so long as there is no change in control. Transfers which would cause a change in control require the prior consent of the Registrant, which consent will not be unreasonably withheld. Such consent will be given so long as the transferee has net worth and experience comparable to the present principals and the transferee is of sound moral character (i.e., not known to engage in criminal conduct) and has a good business reputation.

Employees

         The Registrant does not have any employees. Services are performed for the Registrant by the General Partners and agents retained by them.

Property Management

         Winthrop Management LLC, an affiliate of WFA, has, since 1992, been retained by WC Management to actually perform management and leasing functions at the Headquarters Facility. Winthrop Management LLC is reimbursed at cost by WC Management for the compensation paid by Winthrop Management LLC to certain senior level on-site employees as well as for accounting and other support functions performed off-site by Winthrop Management LLC. The compensation paid to other Winthrop Management LLC employees as well as the costs associated with the office space occupied by Winthrop Management and other administrative expenses are reimbursed to Winthrop Management LLC, at cost, by the Operating Partnership. WC Management and Winthrop Management LLC occupy approximately 13,000 and 2,000 square feet of space, respectively, at the Headquarters Facility. Under the terms of its Management Agreement, WC Management was, until the March 1997 loan restructuring, entitled to a fee of 5% of gross receipts from the Headquarters Facility. As a result of, and as a condition to, the Plan, WC Management's fee has been reduced to 2% of gross receipts. Additionally, WC Management will receive certain incentive fees based on reductions it is able to achieve, if any, in certain operating and other expenses. Leasing commission payments, consistent with prevailing market rates, will be paid to WC Management for all third-party leases it procures for the Headquarters Facility. All payments under the Management Agreement will be paid to WC Management and the Registrant will have no rights to any payments thereunder.

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

Tender Offer

         On November 24, 1999, Sutter/Jamboree Acquisition Fund, LLC ("Sutter/Jamboree") purportedly commenced a tender offer to purchase up to 1,000 Units at a purchase price of $1,500 per Unit, pursuant to the terms and conditions of an Offer to Purchase dated November 24, 1999, and the related Letter of Transmittal (together, the "Sutter Offer"). On November 30, 1999, the Registrant received a letter from counsel to Sutter/Jamboree in the Sutter Offer notifying it of the Sutter Offer and providing a copy of the offering materials related thereto. The letter also contained a request that the Registrant comply with certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") by either providing Sutter/Jamboree with a list of the name and address of, and the number of units held by, each limited partner of your partnership, or agreeing to mail the Sutter Offer offering materials to limited partners.

         On December 2, 1999, a representative of the Registrant telephoned a representative of Sutter/Jamboree and stated that the Registrant would neither provide the requested list of limited partner information nor agree to mail the Sutter Offer offering materials, and that a letter from the Registrant's legal counsel would be forthcoming.

         On December 2, 1999, the Registrant's legal counsel mailed a letter written on behalf of the Registrant to counsel for Sutter/Jamboree. In the letter counsel indicated that (i) the Registrant's agreement of limited partnership required (A) the prior written consent of WFA to any assignment or transfer of units and (B) that any transfer of units comply with applicable Federal securities laws, (ii) as a result of the absence of current financial information with respect to the Registrant, WFA will not consent to any transfer of units made pursuant to the Sutter Offer, and (iii) the Sutter Offer does not comply with the disclosure requirements of the Exchange Act applicable to tender offers for limited partnership units, and, accordingly, the Registrant is not required to comply with the request received on November 30.

         On December 7, 1999, a representative of Sutter Opportunity Fund, LLC, an affiliate of Sutter/Jamboree, appeared at the Registrant's office and delivered a letter demanding that they be permitted to inspect and copy the register of holders of units pursuant to the provisions of the Registrant's limited partnership agreement and Delaware law. A representative of the Registrant advised them that counsel needed to be consulted with before responding to the request.

         On December 8, 1999, Sutter Opportunity Fund, LLC commenced an action in the Delaware Chancery Court against the Registrant and WFA to obtain a list of the limited partners of your partnership. In a letter to limited partners dated December 9, 1999, the Registrant indicated that, in accordance with the provisions of the Registrant's partnership agreement, it had decided to restrict transfers of units under the Sutter Offer based on its belief that the Sutter Offer violates certain provisions of applicable securities laws and the absence of current financial information on the Registrant sufficient to enable limited partners to make an informed decision as to whether to sell units. The Registrant also recommended that limited partners reject the Sutter Offer and disclosed that an affiliate of WFA may be making an offer to purchase units at a price substantially above the price provided for in the Sutter Offer.

         On December 14, 1999, the Registrant sent a letter to counsel for Sutter Opportunity Fund, LLC rejecting the request to provide a list of limited partners.

         On December 21, 1999, a representative of the Registrant contacted a representative of Sutter/Jamboree to inform them that in light of the anticipated filing of this Annual Report on Form

10-K, the Registrant would mail Sutter/Jamboree's offering materials. However, the Registrant's representative further stated that no transfers of Units would be affected until the Registrant's audited financial statements for the year ended December 31, 1998 is made available to the Limited Partners. A letter was sent from counsel to the Registrant to Sutter/Jamboree to this effect on December 21, 1999.

         It is currently anticipated that both the Sutter Offer and an offer by an affiliate of WFA will be mailed to limited partners in the near future. However, at present, no transfers of limited partnership interests in the Registrant will be affected until the Registrant's current financial information is completed, filed with the Securities and Exchange Commission and disseminated to the Registrant's limited partners.

Item 2.     Properties.

         The Registrant owns no property other than its interests in the Operating Partnership, the Development Partnership and WC Management.

The Operating Partnership

         The Operating Partnership's sole asset is its 10% ownership interest in Jamboree LLC. Jamboree LLC, in turn, owns title in fee simple to the Headquarters Facility. The Headquarters Facility consists of eight buildings; a 10-story tower, a single story concourse and six four-story buildings; containing, in the aggregate, approximately 1,692,219 rentable square feet of space and approximately 15 acres of land. The property is located in the Greater Airport area of Irvine, California and is used principally as various tenants' corporate headquarters.

         The following table sets forth those tenant's at the Headquarters Facility that occupy 10% or more of the rentable square footage, business conducted by the tenant, expiration date of the lease term, renewal options and the 1999 annual rent for the leases:

                                         Lease        Renewal     1999 Monthly
Tenant/Business      Square Footage (%)  Expiration   Option (1)  Base Rent
---------------      ------------------  ----------   ----------  ---------

ConAgra, Inc.(2)     384,117 (22.7%)     8/31/10      2-5 yr.     (3)

Air Touch Cellular   189,265 (11.18%)    11/30/00     2-5 yr.(4)  $246,045
  Communication
  Services

Denny's Inc.         158,362 (9.36%)     7/24/04      3-5 yr.     $214,841
  Food service
company(5)

Waban, Inc.(6)       57,208 (3.39%)      7/24/04      3-5 yr.     $62,035
  Home improvement
   retailer

(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2) According to tenant's Annual Report on Form 10-K, ConAgra is a diversified food company that operates across the food chain, from basic agricultural inputs to production and sale of branded consumer products. Tenant entered into lease on November 19, 1999.
(3) Tenant improvements are now under construction. Tenant is not required to commence paying rent until September 2000 with respect to 262,648 square feet of space and December 1, 2000 with respect to 121,469 square feet of space. Lease provides for the following rental payments

             262,648 Square Feet               121,469 Square Feet
             -------------------               -------------------

      Rent Dates        Monthly Rate       Rent Dates         Monthly Rate
      ----------        ------------       ----------         ------------

   9/1/00 to 8/31/01      $422,863      12/1/00 to 8/31/03      $176,130
   9/1/01 to 2/28/03      $467,513       9/1/03 to 8/31/05      $193,136
   3/1/03 to 8/31/05      $491,152       9/1/05 to 2/29/08      $202,853
   9/1/05 to 2/29/08      $514,790       3/1/08 to 8/31/10      $213,785
   3/1/08 to 8/31/10      $541,055

(4) Tenant has advised WC Management that it does not intend to exercise its renewal option.
(5) Tenant has subleased 106,676 square feet of space to Waban's and the remainder of the space to one of its affiliates. Parent company of Denny's, which filed for bankruptcy, guaranteed the lease.
(6)   The space listed is in addition to the space subleased from Denny's Inc.

         The following table sets forth the occupancy rates for the last five years and the associated gross rental per square foot amount, as footnoted. At November 30, 1999, 92% (including the ConAgra lease) at the Headquarters Facility was leased under leases with an average rental rate (exclusive of ConAgra) of $21.00 per square foot.

                        Percentage        Average Annual Total
                        Occupancy         Gross Rental Per SF
      Year              Rate(1)           of Occupied Space (2)
      ----              -------           ---------------------

      1994                99.5%                    23.59
      1995                95.0%                    23.08
      1996                91.5%                    23.34
      1997                97.5%                    20.51
      1998                88.0%                    21.33

(1) Occupancy rates are based on December 31 of indicated year and are not yearly averages.
(2) Calculated using operating revenues, including rent escalations and other revenues, for the entire year divided by the total square footage of occupied space (based on the occupancy rates reported in this table).
(3)   Occupancy Rate and Average Rental Rate are for eleven months ended
      11/30/99.

         The following table sets forth certain information concerning lease expirations as of January 1, 1999 (assuming no renewals for this property for the period from January 1, 1999 through December 31, 2008). The leases which were scheduled to expire in 1999 have not been renewed.

                                                Annualized
               Number of      Aggregate SF      Rentals for      Percentage of
             Tenants Whose     Covered By         Leases       Total Annualized
             Leases Expire   Expiring Leases    Expiring($)         Rental
             -------------   ---------------    -----------         ------

   1999            2            558,625        4,636,913             18.78
   2000            12           254,762        3,251,518             15.31
   2001            7             62,787          496,091              2.83
   2002            11            70,882          590,059              3.66
   2003            6            136,214        1,615,262             11.20
   2004            5            311,887        3,765,864             36.13
   2005            4            133,167        2,485,124             41.23
   2006            0                  0                0              0
   2007            0                  0                0              0
   2008            0                  0                0              0

         In the opinion of the General Partners, as of October 1, 1999 the properties comprising the Headquarters Facility are adequately covered by insurance.

         The Development Partnership. The following information relating to the Development Partnership is based solely on information provided to the Partnership by the general partner of the Development Partnership. As stated earlier, due to disputes with the general partner of the Development Partnership, the Partnership makes no representation or warranty as to the accuracy thereof.

         The Development Partnership was formed in 1985 for the purpose of acquiring, owning and developing approximately 120 acres of land in Orange County, California. The general partner is Crow Irvine #2, a California limited partnership and the limited partner is your partnership.

         Since inception, the Development Partnership sold 32 acres of the Excess Land in 1989 for $42,150,000. In accordance with the sale of that parcel of land, there were certain requirements of the purchase concerning land-use, which were not met. As such, ownership of that 32 acres reverted back to the Development Partnership. In 1998, they again sold this 32-acre parcel of land owned by the Development Partnership.

         In 1994, a 36,400 square foot parcel of land was sold to Edwards Theaters Circuit, Inc. for $3,500,000. The Registrant did not receive any proceeds from the sale of the land. The Registrant was informed by the general partner of the Development Partnership that such proceeds were used to pay certain debts and obligations of the Development Partnership, pursuant to the Development Partnership's partnership agreement.

         During 1997, the Development Partnership formed Shops at Park Place LLC for the purpose of owning and operating a retail center. The Development Partnership is the managing and sole member of Shops at Park Place LLC. During 1998, the Development Partnership formed Park Place Residential Realty LLC and Park Place Residential Realty-Land LLC, for the purpose of reacquiring and reselling the approximately 32 acres of residential property originally sold in 1989. The 32 acres were sold in 1998 for a gross sales price of $50,000,000. In addition, during 1998, the Development Partnership formed 3121 Michelson Drive LLC and Park Place Hotel Company LLC and, in January 1998 formed Park Place Parking Company LLC for the purposes of developing, owning and operating a 150,000 square foot Class A office building, a luxury hotel and parking structures, respectively. In 1999, Park Place Hotel signed a 20-year operating agreement with a hotel operator. The Development Partnership is the managing and sole member of each of these limited liability companies.

Item 3.     Legal Proceedings.

         To the best of the Registrant's knowledge, there are no material pending legal proceedings to which it is a party or to which its properties are subject except as follows:

         Pursuant to an Assignment and Assumption Agreement entered into as of October 3, 1997 in connection with the bankruptcy proceeding for the Operating Partnership, In re Crow Winthrop Operating Partnership, U.S. Bankruptcy Court (C.D. Cal.), Docket No. SA97-14512-JR, Jamboree LLC assumed the Operating Partnership's obligation to indemnify WFA, the Registrant, the Operating Partnership and WC Management (the "Subject Entities"), for all expenses, including reasonable attorneys' fees and costs, incurred by Winthrop in connection with or arising out of its participation in the Operating Partnership.

         1. Crow Winthrop Development Limited Partnership, et al. v. Winthrop California Investors Limited Partnership, et al., Civil Action No. 174570, Circuit Court of Montgomery County, Maryland. In August 1997, the Development Partnership and its general partner Crow Irvine #2 ("Crow") sued the Registrant and its general partners seeking a declaratory judgment and injunctive relief to prevent the Registrant from converting the Operating Partnership, in which the Registrant and Crow were partners, from a general partnership to a limited partnership and from converting Crow to a limited partner. The plaintiffs also sought unspecified damages. Upon the filing of the action, the Court granted a temporary restraining order in favor of the plaintiffs. In October 1997, after hearing, the Court refused to grant a preliminary injunction in favor of the plaintiffs and the temporary restraining order expired. The Operating Partnership thereafter was converted to a limited partnership with Crow as its limited partner.

         An answer was filed and each of the parties served written discovery. The Court thereafter stayed the action due to the pendency of actions in California involving the parties or their affiliates. Upon the expiration of the stay, the plaintiffs moved to dismiss the action without prejudice. On November 3, 1999, the Court dismissed the action without prejudice.

         2. Crow Winthrop Development Limited Partnership and Crow Orange County Management Company, Inc. v. Winthrop California Management Limited Partnership, et al., Superior Court of California, County of Orange, Docket No. 789429. In January 1998, WC Management was named as a defendant in an action seeking declaratory relief that certain agreements between the parties have been terminated and that plaintiff has the exclusive right to manage the common areas of certain contiguous parcels of real estate containing office and retail space located in Irvine, California. In the alternative, the plaintiffs seek a declaration that WC Management perform certain tasks and be prevented from assessing certain charges in connection with its management of the common areas. The action was removed to federal court and transferred to the Bankruptcy Court which, in April 1998, granted summary adjudication in favor of WC Management on plaintiffs' termination claims. The plaintiffs did not appeal from that decision.

         The remainder of the claims were thereafter remanded to state court. Plaintiffs' alternative claims for declaratory relief concerning performance issues related to the management of the subject property remain pending. The case was transferred to the complex litigation panel of the Orange County Superior Court and deemed related to two other actions which involve the same subject property. WC Management is not a party to those other actions.

         On or about September 24, 1999, the plaintiffs were granted the right to file an amended complaint. The amended complaint is not substantively different from the original complaint, and the only relief sought is declaratory relief. An answer was filed on behalf of WC Management and Winthrop Management, LLC on or about October 22, 1999.

         There are two motions pending which seek the consolidation of this action with other pending actions involving the same subject property. One motion filed on or about October 21, 1999, by the plaintiffs in this action seeks to consolidate this action with an action captioned as Crow Winthrop Development Limited Partnership, a Maryland limited partnership, and Crow Orange County Management Company, Inc., a Texas corporation vs. Jamboree LLC, a Delaware limited liability company, OCSC Case No. 813915.

         The second motion filed by Jamboree LLC on or about November 12, 1999, in one of the other currently pending actions, in which Winthrop is not a party, seeks to consolidate this action with the same action for which consolidation is sought in the first motion to consolidate (OCSC Case No. 813915) and with three additional cases: Crow Winthrop Development Limited Partnership v. Jamboree LLC, et al., OCSC Case No. 789562; Crow Winthrop Development Limited Partnership v. Jamboree LLC, et al., OCSC Case No. 791662; and Jamboree LLC v. Crow Winthrop Development Limited Partnership, Crow Orange County Management Company, Inc., et al., OCSC Case No. 806526. WC Management has filed notices that it does not oppose these motions to consolidate.

         3. Winthrop California Investors Limited Partnership v. Crow Winthrop Development Limited Partnership, Civil Action No. 178303, Circuit Court of Montgomery County, Maryland. In October 1997, the Registrant brought suit against the Development Partnership and its general partner seeking declaratory and injunctive relief to allow the Registrant to exercise its rights as a limited partner in the Development Partnership to audit the Development Partnership's books and records and seeking damages for the Development Partnership's past refusals to allow such access. In January 1998, the Court granted partial summary judgment in favor of the Registrant, declaring and ordering that the Registrant has the right to inspect and audit the Development Partnership's books, records and files. The Registrant's auditors thereafter reviewed the Development Partnership's books and records. After obtaining access to the Development Partnership's books and records, the Registrant voluntarily dismissed its claim for breach of fiduciary duty based on the Development Partnership's past refusals to allow the Registrant access.

         4. Winthrop California Investors Limited Partnership v. Crow Winthrop Development Limited Partnership, et al., Superior Court of California, County of Orange, Case No. 812346. In January 1999, the Registrant, a 25% limited partner in the Development Partnership, brought suit in Maryland against defendant the Development Partnership, its general partner, the general partner of the Development Partnership's general partner, and the general partner of that entity alleging claims for breach of the Development Partnership partnership's agreement, breach of fiduciary duty, and conversion and requested that a receiver be appointed to conduct the business of the Development Partnership. The Registrant sought approximately $9 million in damages resulting from wrongful distributions of capital proceeds of the Development Partnership in connection with a 1998 sale of real estate by the Development Partnership.

         The defendants filed a motion to dismiss the action claiming that they are not subject to personal jurisdiction in Maryland and that Maryland is an inconvenient forum. Defendants argued that the action should proceed in California, if at all. The court in Maryland granted the defendants' motion on the ground of inconvenient forum in July 1999.

         The Registrant thereafter filed substantially the same claims in California, with the above-caption. The defendants filed a demurrer to the complaint, arguing that it should be dismissed for a variety of reasons. The court overruled the defendants' demurrer on September 24, 1999. On or about November 5, 1999, the defendants filed their answer in which they alleged a general denial to the allegations of the complaint. The case is now in discovery.

         5. Winthrop California Investors Limited Partnership v. Crow Winthrop Development Limited Partnership, et al.,/Crow Winthrop Development Limited Partnership and Crow Irvine #2 v.

Winthrop California Investors Limited Partnership, et al., United States District Court for the Central District of California, Southern Division, Case No. SACV99-1519 GLT (ANx). On or about November 5, 1999, defendant the Development Partnership and its general partner filed a cross-complaint in the action described in numbered paragraph 4 above, purporting to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unfair business practices. the Registrant and certain affiliates, as well as several unaffiliated entities are named as cross-defendants in the cross-complaint. In summary, the cross-complaint appears to allege that the cross-defendants have engaged in a conspiracy to fraudulently acquire and manipulate the management positions of numerous partnerships to their benefit and in particular have done so with respect to the Operating Partnership, which the cross-claimants allege was improperly forced into bankruptcy to the alleged detriment of the cross-claimants. The cross-claimants also allege that the Registrant in its capacity as a limited partner in the Development Partnership has breached its alleged fiduciary duties to the Development Partnership by allegedly participating in or filing lawsuits, in order to hinder the development of the Development Partnership's land; failing to abide by agreements; and by disclosing proprietary information concerning the Development Partnership.

         On December 8, 1999, the Registrant and others removed the cross-complaint to the United States District Court for the Central District of California, Southern Division seeking the reference of the cross-complaint to the United States Bankruptcy Court for the Central District of California where the Operating Partnership bankruptcy proceeding remains open.

         6. See Item 1. Business-Tender Offer for information regarding the action commenced in Delaware Chancery Court against Registrant and WFA to obtain a list of limited partners.

Item 4.     Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established public trading market for the Units in the Registrant. Trading in the Units is sporadic and occurs solely through private transactions. In addition, transfers of Units are subject to limitations set forth in the Registrant's partnership agreement which require the prior written consent of WFA of any such transfer, which consent may be granted or denied in WFA's sole discretion. As of December 1, 1999, there were 1,665 holders of 3,500 Units.

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

         No cash distributions were paid or accrued to the Limited Partners for the years ended December 31, 1996, 1997 or 1998. Although the Registrant received distributions from WC Management in 1996, 1997 and 1998, these distributions have been applied to replenish unrestricted reserves previously held by the Registrant and to pay certain accrued but unpaid fees to WFA. It is not anticipated that that there will be any additional distributions from operations in the near future.

Item 6. Selected Financial Data.

         As previously disclosed, financial information for the Development Partnership has just recently been provided to the Registrant. As a result, the Registrant has not yet been able to finalize its financial statements. The Registrant, in reliance on Rule 12b-21 promulgated under the Exchange Act, is filing this Annual Report on Form 10-K without the required Selected Financial Data but will file an amendment to this Item 6 at such time as the audited financial statements of the Registrant for the years ended December 31, 1997 and 1998 are completed.

         The following is a summary of certain financial data for Jamboree LLC, the entity in which the Operating Partnership holds a 10% interest, for the periods indicated. The summary financial information for Jamboree LLC for the years ended 1998 and 1997 is based on audited financial statements delivered to your partnership's limited partners under cover of a letter dated September 10, 1999.

                                             Selected Financial Data
                                        (in thousands, except unit data)

                                                               October 3, 1997
                                             Year ended            through
                                          December 31, 1998   December 31, 1997
                                          -----------------   -----------------
 Statements of Income:

   Rent                                             $24,709             $5,999
   Common area expense reimbursement                  8,886              1,855
   Interest income                                      751                175
   Other income                                         893                279
   Total revenues                                    35,239              8,307
   Total reimbursable common area
   expenses                                          13,321              3,332
   Total nonreimbursable expenses                     2,397                362
   Total expenses                                    26,780              6,245
   Net Income                                         8,459              2,062

 Statements of Cash Flows

   Cash and Cash Equivalents                        $23,237            $13,164
   Net cash provided by operating                    14,584              1,249
   activities

                                                               October 3, 1997
                                             Year ended            through
 Balance Sheet Data:                      December 31, 1998   December 31, 1997
                                          -----------------   -----------------

   Total Assets                                    $123,901           $112,686
   Total Liabilities                                118,475            107,930
   Member's equity                                    5,426              4,755

      The following is a summary of certain financial data for the Development Partnership, the entity in which your partnership holds a 25% interest, for the years ended 1998 and 1997. The summary financial information provided for the Development Partnership is based on audited financial statements.

                                             Selected Financial Data
                                               (in thousands)

                                                               Year Ended
                                                       -----------------------
                                                        1998              1997
                                                        ----              ----

Minimum rents                                         $2,779            $2,436
Operating expense recoveries                           2,000             1,915
Percentage rents                                         285               226
Parking                                                  140               208
Other revenues                                            22                32
Total revenues                                         5,226             4,816
Total operating costs and expenses                     6,077             4,937
Operating Loss                                          (851)             (121)
Other income (expense)
      Interest expense                                (1,704)           (1,490)
      Interest income                                    935               308
      Gain on sale of residential property            42,952                --
      Other                                            3,340                --
Net income (Loss)                                    $44,673           $(1,304)

Statements of Cash Flows

Cash and Cash Equivalents                            $26,563            $4,727
Net cash provided by operating activities             (2,151)              731

                                                               Year Ended
                                                       -----------------------
                                                        1998              1997
                                                        ----              ----
Balance Sheet Data:
Total Assets                                        $105,678           $79,035
Total Liabilities                                     40,499            52,065
Total partners' capital                               65,180            26,970

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Registrant, in reliance on Rule 12b-21 promulgated under the Exchange Act is filing this Annual Report on Form 10-K without the required Management Discussion and Analysis but will file an amendment to this Item 7 at such time as the audited financial statements of the Registrant for the years ended December 31, 1997 and 1998 are completed.

Item 8. Financial Statements and Supplementary Data.

         The Registrant, in reliance on Rule 12b-21 promulgated under the Exchange Act is filing this Annual Report on Form 10-K without the required Financial Statements but will file an amendment to this Item 8 at such time as the audited financial statements of the Registrant for the years ended December 31, 1997 and 1998 are completed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers.

         The Registrant has no directors or executive officers. The managing general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of October 1, 1999, the names of the executive officers of WFA and the position held by each of them, are as follows:


                       Position Held with the          Has Served as a
Name                   Managing General Partner        Director or Officer Since
----                   ------------------------        -------------------------

Michael L. Ashner      Chief Executive Officer and     1-96
                       Director

Thomas C. Staples      Chief Financial Officer         1-99

Peter Braverman        Executive Vice President and    1-96
                       Director

Carolyn Tiffany        Chief Operating Officer and     10-95
                       Clerk

         Michael L. Ashner, age 47, has been the Chief Executive Officer of WFA since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop Growth Investors I Limited Partnership; and Winthrop Interim Partners I, A Limited Partnership.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security Ownership of Certain Beneficial Owners.

         WFA and Three Winthrop own all the outstanding general partnership interests in the Registrant. The following table sets forth certain information regarding Units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership assignee units, by each of the directors of the General Partners of the Registrant and by all directors and executive officers of the General Partners as a group as of December 1, 1999.

--------------------------------------------------------------------------------
  Name and address of Beneficial      Amount and nature of        % of Class
              Owner                     Beneficial Owner
--------------------------------------------------------------------------------
 WILCAP Limited Partnership (1) (2)          1,000                  28.6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    WILCAP Holdings Co., Inc.                 18                     *
            (1)(2)(3)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Winthrop Financial Associates, A              5                     *
   Limited Partnership (1) (2)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   All directors and executive                --                     --
officers as a group (five persons)
--------------------------------------------------------------------------------

*  Less than one percent

(1) The business address for WILCAP Limited Partnership WILCAP Holdings Co., Inc. and WFA is Five Cambridge Center, 9th Floor, Cambridge, Massachusetts 02142.
(2) Based upon information supplied to the Registrant by WILCAP Limited Partnership. (3) WILCAP Holdings Co., Inc. is the general partner of WILCAP Limited Partnership.

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

         The only fees, commissions and cash distributions which the Registrant paid or accrued for the account of the General Partners and their affiliates for the years ended December 31, 1998, 1997 and 1996 is an annual asset management fee payable to WFA of $750,000 per annum. The Registrant paid to the General Partners $750,000 during each of the years ended December 31, 1998 and 1997. In August 1996, the Registrant paid the General Partners $4,875,000 as payment of current and accrued annual asset management fees. At December 1, 1999, the Registrant had paid to the General Partners $562,500 on account of the annual asset management fee for the year ended December 31, 1999.

         There were no other material transactions between the General Partners or their affiliates and the Registrant during 1996, 1997 or 1998, except as follows:

         In February 1992, WC Management was organized for the purpose of buying out Crow Management's interest in the Management Contract. A wholly-owned subsidiary of WFA contributed $100 to the capital of this partnership in exchange for a 1% general partnership interest. The Registrant contributed approximately $4 million to the capital of WC Management in exchange for a 99% limited partnership interest. In 1996, 1997 and 1998, the WFA affiliate which is the general partner of WC Management received a distribution of $14,384, $16,076 and $12,380, respectively, in respect of its 1.0% interest. Others than the distribution in respect of its 1% interest, the general partner of WC Management received no compensation for its services as general partner.

         WC Management has engaged Winthrop Management LLC, an affiliate of WFA, to perform the services required under the Management Contract. Winthrop Management LLC is reimbursed for payroll and other expenses associated with discharging these duties. Winthrop Management LLC also occupies approximately 2,000 square feet of office space in the Headquarters Facility and receives reimbursement from the Operating Partnership for the expenses associated with this space. Other than these reimbursements, Winthrop Management LLC receives no fees for the services it performs for WC Management.

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

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

By:   WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP,
      Managing General Partner

      By:   /s/Michael L. Ashner
            -----------------------------
               Michael L. Ashner
               Chief Executive Officer


Date:  December 17, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name               Title                          Date
--------------               -----                          ----

/s/ Michael Ashner           Chief Executive Officer        December 17, 1999
------------------
Michael Ashner                and Director

/s/ Thomas Staples           Chief Financial Officer        December 17, 1999
-------------------
Thomas Staples

                                  EXHIBIT INDEX


  Exhibit
   Number                              Document
   ------                              --------

3,4           Limited Partnership Agreement of Winthrop California           (1)
              Investors Limited Partnership, dated October 16, 1988,
              Agreement of Merger, dated October 16, 1985

3,4           Amendment to Limited Partnership Agreement of Winthrop         (2)
              California Investors Limited Partnership, dated November
              15, 1995

10 (a)        Form of Amended and Restated Partnership Agreement of Crow     (3)
              Winthrop Operating Partnership

   (b)        Form of Limited Partnership Agreement and Certificate of       (3)
              Amendment of Crow Winthrop Development Limited Partnership

   (c)        Amended and Restated Agreement of Purchase and Sale, dated     (3)
              October 31, 1984, by and among Fluor Corporation, as Seller, and Crow Irvine #1, as Buyer

   (d)        Assignment of Amended and Restated Agreement of Purchase       (3)
              and Sale, dated as of May 24, 1985, by and among Fluor
              Corporation  and Crow Irvine #1, as Assignors, and Crow
              Winthrop Operating Partnership and Crow Winthrop Development Limited Partnership, as Assignees

   (e)        Management and Leasing Agreement, dated as of May 24, 1985,    (3)
              between Crow Winthrop Operating Partnership, as Owner and
              Crow Orange County Management Company, as Manager

   (f)        First Amendment to Limited Partnership Agreement and           (3)
              Certificate of Amendment of Crow Winthrop Development
              Limited Partnership, dated as of July 26, 1985, by and between Crow Irvine #2, as General Partner, and Winthrop California Investors Limited Partnership, as Limited Partner

   (g)        First Amendment to Amended and Restated Agreement of           (3)
              Purchase and Sale, dated as of July 26, 1985, by and among Fluor Corporation, as Seller, and Crow Winthrop Operating Partnership and Crow Winthrop Development Limited Partnership, as Buyer

   (h)        Contingent Purchase Price Agreement, dated as of July 26,      (3)
              1985, by and between Fluor Corporation, as Seller, and Crow Winthrop Development Limited Partnership, as Buyer

   (i)        Subordinated Short Form Deed of Trust and Assignment of        (3)
              Rents, dated as of July 26, 1985, by and among Crow
              Winthrop\Development Limited Partnership, as Trustor, Ticor
              Title Insurance Company of California, as Trustee, and Fluor Corporation, as Beneficiary

   (j)        Security Agreement, dated as of July 30, 1985, by and          (3)
              between Crow Winthrop Development Limited Partnership, as
              Secured Party, and Winthrop California Investors Limited Partnership, as Debtor

   (k)        Assignment of Master Leases, executed as of July 26, 1985,     (3)
              by and between Fluor Corporation, as Assignor, and Crow
              Winthrop Operating Partnership, as Assignee, and Consent, dated as of July 26, 1985, by Crow Winthrop Development Limited Partnership, covering the following leases between Fluor Corporation, as Landlord, and Fluor Engineers, Inc., as Tenant

(k)(i)        Corporate Tower Lease                                          (3)

(k)(ii)       Concourse Lease                                                (3)

(k)(iii)      Building Pod Lease                                             (3)

   (l)        Guaranty of Leases, dated as of July 26, 1985 by and among     (3)
              Fluor Corporation, as Guarantor, Crow Winthrop Operating Partnership, as Landlord, and Crow Winthrop Development Limited Partnership, as Developer

   (m)        Concourse Management Agreement, dated as of July 26, 1985,     (3)
              by and between Fluor Engineers, Inc., as Manager, and Crow Winthrop Operating Partnership, as Owner

   (n)        License Agreement dated as of July 26, 1985, by and between    (3)
              Crow Winthrop Development Limited Partnership, as Licensor, and Fluor Engineers, Inc., as Licensee to Exhibit 10(n) to the Registration Statement)

   (o)        Construction, Operation and Reciprocal Easement Agreement,     (3)
              dated as of July 26, 1985, by and between Crow Winthrop Development Limited Partnership

   (p)        Amendment to Management and Leasing Agreement, dated as of     (3)
              July 26, 1985, by and between Crow Winthrop Operating
              Partnership, as Owner, and Crow Orange County Management
              Company, as Manager

   (q)        Air Space Lease, dated as of July 26, 1985, by and between     (3)
              Crow Winthrop Operating Partnership, as Lessor, and Crow
              Winthrop Development Limited Partnership, as Lessee

   (r)        Air Space Easement Agreement, dated as of July 26, 1985, by    (3)
              and between Crow Winthrop Operating Partnership, as Grantor, and Crow Winthrop Development Limited Partnership, as Grantee

   (s)        Amended and Restated Development Agreement, dated as of        (1)
              February 28, 1992, by and among Crow Winthrop Operating Partnership, Crow Winthrop Development Limited Partnership, Winthrop California Investors Limited Partnership and Crow
              Irvine #2

   (t)        Management Agreement, dated as of July 26, 1985, by and        (3)
              among Crow Winthrop Operating Partnership and Crow Winthrop Development Limited Partnership, as Owners, and Crow Orange
              County Management Company, as Manager

   (u)        Bank Loan Agreement, dated as of September 19, 1986, by and    (4)
              between Winthrop California Investors Limited Partnership, as Borrower, and Mellon Bank, N.A.

   (v)        Pledge and Security Agreement, dated as of September 19,       (4)
              1986, by and between Winthrop California Investors Limited Partnership, as Debtor, and Mellon Bank, N.A.

   (w)        Revolving Credit Note, dated September 19, 1986, by            (4)
              Winthrop California Investors Limited Partnership in favor of Mellon Bank, N.A. (incorporated by reference to Exhibit 10(w) to

   (x)        Lease between Crow Winthrop Operating Partnership and          (5)
              Denny's Inc., dated December 30, 1988

   (y)        Sublease between Crow Winthrop Operating Partnership and       (5)
              AT&T dated December 20, 1988

   (z)        Assignment and Assumption of Management Agreement, dated       (1)
              February 28, 1992, by and between Crow Orange County
              Management Company, Inc. and Winthrop California
              Management Limited Partnership

   (aa)       Second Amendment to Partnership Agreement, dated February      (1)
              28, 1992, by and between Crow Irvine #2 and Winthrop
              California Investors Limited Partnership

   (bb)       Fourth Amendment to Limited Partnership Agreement and          (1)
              Certificate of Amendment, dated February 28, 1992, by and between Crow Irvine #2 and Winthrop California Investors
              Limited Partnership

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