Form 10-K/A
period 1998-12-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2000-01-28
CIK 776105

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                             Commission  File
For the fiscal year ended December 31, 1998                   Number  0-14536
                          -----------------                           -------

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        Delaware                                     04-2869812
-----------------------                    ---------------------------------
(State of organization)                    (IRS Employer Identification No.)

Five Cambridge Center, 9th Floor, Cambridge, Massachusetts           02142
----------------------------------------------------------        -----------
   (Address of principal executive offices)                       (Zip  Code)

Registrant's telephone number including area code:             (617) 234-3000
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         The most significant asset of Winthrop California Investors Limited Partnership (the "Registrant") is a 25% limited partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the "Development Partnership"). Although the Registrant has been provided with audited financial statements for the Development Partnership, due to a dispute with the general partner of the Development Partnership (See Item 3. Litigation), the general partner of the Development Partnership has obstructed the Registrant's auditors ability to rely on the audited financial statements of the Development Partnership and the auditors for the Development Partnership have informed the Registrant and its auditors that they will not consent to the Registrant relying on the Development Partnership's audited financial statements in connection with the completion of the Registrant's financial statements. Accordingly, the financial statements contained in
Item 8 hereto are unaudited in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934.

                                     PART I

Item 1.  Business.

Organization

         Winthrop California Investors Limited Partnership (the "Registrant") was originally organized on January 24, 1985 as a Maryland limited partnership. On October 16, 1985, the Registrant was reorganized as a Delaware limited partnership in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. The Registrant was organized for the purpose of owning
(i) a general partnership interest in, and serving as a general partner of, Crow Winthrop Operating Partnership, a Maryland general partnership (the "Operating Partnership") which was originally organized on January 24, 1985 to acquire, own and operate an approximately 1.6 million square foot office facility known as the Fluor Corporation World Headquarters Facility in Irvine (Orange County), California (the "Headquarters Facility"), and (ii) a limited partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the "Development Partnership" and, collectively with the Registrant and the Operating Partnership, the "Partnerships") which was organized on January 24, 1985 to acquire and own in excess of 120 acres of land surrounding the Headquarters Facility (the "Excess Land" and, collectively with the Headquarters Facility, the "Properties") and to develop such Excess Land with office, hotel, retail and entertainment complexes. In March 1992, the Registrant acquired a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership ("WC Management"), which has the right to perform management and leasing functions at the Headquarters Facility.

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

         On December 21, 1999, the Registrant's legal counsel informed Sutter that (i) in view of the anticipated filing of the Registrant's Form 10-K for 1998, the Registrant had agreed to mail the Sutter Offer offering materials to Limited Partners and (ii) the Registrant will not consent to any transfer of Units unless Limited Partners have previously received the 1998 audited financial statements of the Registrant.

         On December 22, 1999, the Registrant agreed to provide Sutter Opportunity Fund, LLC with a list of the Registrant's limited partners and the Registrant and Sutter Opportunity Fund, LLC agreed to file a stipulation (the "Stipulation") with the Delaware Chancery Court dismissing with prejudice the action which Sutter Opportunity Fund, LLC had commenced. On December 23, 1999, the Registrant forwarded the list to Sutter Opportunity Fund, LLC.

         On January 3, 2000, Quadrangle Associates II L.L.C. ("Quadrangle"), an affiliate of the General Partners, commenced a tender offer to acquire up to 1,384 (39.5%) of the total outstanding units of the Registrant for a purchase price of $2,000 per unit. Quadrangle's offer is currently scheduled to expire on February 8, 2000.

         On January 6, 2000, Sutter/Jamboree filed Amendment No. 2 to its
Schedule 14D-1 which amendment contained a letter, dated January 6, 2000, to Limited Partners. Pursuant to this amendment, Sutter/Jamboree increased the number of units being sought in their offer to all outstanding units. Due to limitations in the Registrants Agreement of Limited Partnership, no more than 49% of the total outstanding units in the Registrant can be transferred in any twelve month period.

         As of January 27, 2000, after a number of price increases, Quadrangle had increased its offer price to $3,100 per unit and Sutter/Jamboree had increased its offer price to $3,000 per unit.

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

                     Number of Tenants      Aggregate SF Covered    Annualized Rentals for     Percentage of Total
                    Whose Leases Expire      By Expiring Leases       Leases Expiring($)        Annualized Rental
                    -------------------      ------------------       ------------------        -----------------

      1999                   2                     558,625               4,636,913                     18.78
      2000                  12                     254,762               3,251,518                     15.31
      2001                   7                      62,787                 496,091                      2.83
      2002                  11                      70,882                 590,059                      3.66
      2003                   6                     136,214               1,615,262                     11.20
      2004                   5                     311,887               3,765,864                     36.13
      2005                   4                     133,167               2,485,124                     41.23
      2006                   0                           0                       0                      0
      2007                   0                           0                       0                      0
      2008                   0                           0                       0                      0

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

         The Development Partnership sold 32 acres of the Excess Land in 1989. In accordance with the sale of that parcel of land, there were certain requirements of the purchase concerning land-use, which were not met. As such, ownership of that 32 acres reverted back to the Development Partnership. As discussed below, in 1998 the Development Partnership again sold this 32-acre parcel of land owned by the Development Partnership.

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

Item 6.  Selected Financial Data.

         (a) The following represents selected financial data for the Registrant for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

Operating Statement Data:
                                                                               For the Year Ended December 31,
                                                          -------------------------------------------------------------------------
                                                             1998            1997            1996           1995            1994
                                                          ---------       ---------       ---------      ---------        ---------
                                                                      (Amounts in thousands, except per unit data)
Total Revenues..................................             $1,741         $27,650        $ 35,191       $ 36,023         $ 38,403

Total Expenses..................................              1,599          26,013       72,745(3)     101,592(1)           52,565

Equity in Income of Jamboree LLC................                844             206              --             --               --

Equity in Income (Loss) of Development

  Partnership...................................             11,168           (264)           (531)          (794)            (101)

Net Income (Loss) Before Minority Interest......             12.154        (12,013)        (38,085)       (66,363)         (14,263)

Minority Interest in Income of the Operating

  Partnership(2)................................                (9)             (2)             327            152              134

Minority Interest in Income of the Management

  Partnership...................................               (14)            (15)            (13)           (17)             (15)

Net Income (Loss)...............................            $12,131         $89,465       $(37,771)      $(66,228)        $(14,144)
                                                          ---------       ---------       ---------      ---------        ---------
                                                          ---------       ---------       ---------      ---------        ---------

Net Income (Loss) Per Unit Outstanding..........              $3.40          $25.05      $ (10,576)     $ (18,544)        $ (3,961)
                                                          ---------       ---------       ---------      ---------        ---------
                                                          ---------       ---------       ---------      ---------        ---------

Cash Distributions Paid or Accrued Per


  Unit Outstanding..............................               $ --            $ --            $ --            $ --            $ --
                                                          ---------       ---------       ---------      ---------        ---------

Balance Sheet Data:
                                                                                      At December 31,
                                                          -------------------------------------------------------------------------
                                                             1998            1997            1996           1995            1994
                                                          ---------       ---------       ---------      ---------        ---------
                                                                                     (Amounts in Thousands)

Total Assets....................................            $35.744         $23,574        $142,599       $180,373         $246,755

Mortgage Loans..................................                 --              --         197,712        198,650          199,925

Total Liabilities...............................                 50              11         208,501        208,504          208,658
                                                          ---------       ---------       ---------      ---------        ---------

Total Capital...................................                                          $(65,902)      $(28,131)         $ 38,097
                                                          ---------       ---------       ---------      ---------        ---------
                                                          ---------       ---------       ---------      ---------        ---------

(1) Includes reduction in carrying value of income-producing properties of $50,000,000.
(2) Minority interest represents the 1% interest of Crow Irvine in the Operating Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

         The Registrant derives its liquidity from distributions relating to its investments in the Operating Partnership, the Development Partnership and WC Management. In 1998, the Registrant received distributions of $230,637, $308,308 and $1,235,000 from the Operating Partnership, the Development Partnership and WC Management, respectively. These distribution were used to satisfy the $750,000 annual asset management fee payable to WFA, with the balance being added to the Registrant's reserves.

         The Registrant and its consolidated group had $3,222,000 of cash and cash equivalents at December 31, 1998 as compared to $2,607,000 at December 31, 1997. The $615,000 increase in cash and cash equivalents at December 31, 1998, as compared to December 31, 1997, was due to $539,000 of cash provided by investing activities and $88,000 of cash provided by operating activities, which was partially offset by $12,000 of cash used in financing activities. Cash provided by investing activities included the distributions referred to above. Cash from operations consisted of WC Management's fees of $943,000 and $653,000 for management and leasing of the Headquarters Facility and interest income of $145,000, net of general and administrative expenses of the Registrant and WC Management of $903,000 and the annual asset management fee of $750,000 payable to WFA. Cash used in financing activities included the distribution of $12,000 out to the minority interest holder in WC Management, relative to the 1998 operations distribution.

         a.       The Operating Partnership

         As a result of the inability of the Operating Partnership to satisfy the Existing Secured Note at maturity, the Operating Partnership entered into a pre-approved bankruptcy plan (the "Plan") that was approved by the Bankruptcy Court on October 3, 1997. The Plan, as more fully described in Item 1. Business, provided for, among other things, (i) the transfer by the Operating Partnership of all of its assets and liabilities, including, without limitation, $500,000 of unencumbered cash as well as the Headquarters Facility and debt encumbering the Headquarters Facility, to Jamboree LLC, a newly formed limited liability company, in exchange for a 10% interest in such entity, (ii) the forgiveness, immediately prior to the transfer of the assets and liabilities to Jamboree LLC, by the Certificateholders of approximately $93 million of the debt plus interest accrued thereon, and the issuance of intermediate notes as satisfaction of the remaining outstanding balance of the Existing Secured Note, (iii) the subsequent contribution by Jamboree Office REIT of $4.5 million of the remaining $104.5 million of debt to Jamboree LLC in exchange for the remaining 90% interest in Jamboree LLC, and (iv) the issuance by Jamboree LLC of the New Notes, which will mature in five years and have an aggregate principal amount of $100 million. In addition, the Operating Partnership will have the right to exchange its interest in Jamboree LLC for an interest in Jamboree Office REIT and to obtain cash payments or equity interests in Jamboree Office REIT upon the occurrence of certain events.

         The extent to which the Registrant receives distributions from the Operating Partnership is dependent upon the results of operations of Jamboree LLC and distributions made by Jamboree LLC to the Operating Partnership. There can be no assurance that Jamboree LLC will be able to generate sufficient operating results with which to make distributions to its members.

         b.       The Development Partnership

         During 1998, the Registrant received a distribution of $308,308 from the net proceeds received from the sale of approximately 30 acres of land from the Development Partnership. The Development Partnership has cash of $26,563,075 at December 31, 1998. The Registrant believes it is entitled to a distribution of approximately $8,000,000 of this cash from the land sale and has initiated a lawsuit relative to this matter, as described in Item 3. Legal Proceedings - 5.

         As is detailed in Item 3. Legal Proceedings, there are a number of disputes between the Registrant and the general partner of the Development Partnership. Accordingly, the Registrant is unable to estimate when, if ever, and to what extent, if any, distributions will be made to the Registrant.

         The Agreement of Limited Partnership of the Development Partnership provides that if at any time either the Registrant or the general partner of the Development Partnership believes in good faith that irreconcilable differences between them prevent the Development Partnership from achieving its purposes, either party may make a written offer to purchase the partnership interest of the other. As a result of the serious disputes between the Registrant and the general partner of the Development Partnership which, among other things, have hindered and obstructed the Registrant from being able to timely make available financial information about the Registrant, the General Partners anticipate exercising this buy/sell option. Prior to any such exercise, the consent of the Limited Partners will be sought to enable the Registrant to sell its interest in the Development Partnership in the event that the general partner of the Development Partnership elects to purchase the Registrant's interest in the Development Partnership.

         If the Registrant exercises this buy/sell right, assuming that the general partner does not dispute the Registrant's ability to exercise such right, the Registrant will either become the sole owner of the Development Partnership, in which case the Registrant will need to raise additional funds, either by way of debt financing or sales of equity interests, or will sell its interest in the Development Partnership and receive a cash payment. There can be no assurance that the Registrant will exercise its buy/sell option, or if exercised, that the general partner of the

Development Partnership will comply with the terms of the Agreement of Limited Partnership of the Development Partnership. If the general partner of the Development Partnership contests the Registrant's ability to exercise the buy/sell right, which is likely, the Registrant would be required to bring an action to compel compliance with the Agreement of Limited Partnership of the Development Partnership.

         c.       WC Management

         The Registrant received approximately $1,618,000 and $1,235,000 of distributions from WC Management in 1997 and 1998, respectively. These amounts were used to pay the annual asset management fee payable to WFA under the terms of the Partnership Agreement with balance being added to the Registrant's reserves. It is expected that WC Management will continue to generate income sufficient to enable it to make distributions to the Registrant. However, in connection with the implementation of the Plan, the fee payable to WC Management for its property management and leasing services at the Headquarters Facility was reduced from 5% of gross receipts of 2% of gross receipts, with an additional 2% incentive fee. With respect to Registrant's general and administrative expenses, exclusive of asset management fees (totaling approximately $849,000 in 1998), it is expected that these costs will continue to be paid from the distributions from WC Management unless and until there are distributions made to the Registrant by the Operating Partnership or the Development Partnership.

         Commencing in 1990 and through June 1996, WFA had not been paid its annual asset management fee. In August 1996, $4,875,000 of this fee was paid to WFA. In January 1997, the balance of $375,000 was paid. The Registrant paid the annual asset management fee of $750,000 in 1997 and 1998.

         At this time, it appears that the original investment objective of capital growth from inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the properties and the market in which they are located.

Results of Operations

1998 as compared to 1997

         Results of operations for the years ended December 31, 1998 and 1997 reflect the consolidated results of the Registrant, the Operating Partnership and WC Management. Results of the Development Partnership are accounted for on the equity method. The Operating Partnership results are reported on the equity method in 1998 and are consolidated for 1997.

         The Registrant's 1998 expenses consisted primarily of the investor service fee to WFA and expenses related to professional fees with regards to various lawsuits, audit reviews and tax return preparation.

         WC Management commenced operations on January 1, 1992. Because WC Management is 99% owned by the Registrant, it reports for financial purposes on a consolidated basis with the Registrant and the Operating Partnership. Revenues of WC Management consist primarily of fees received in connection with the management and leasing services for the Headquarters Facility. Effective with the date of approval of the Plan, the Registrant can no longer collect construction supervision fees. During 1997 and 1998, WC Management received $1,818,389 and $1,596,000, respectively for management and leasing services. Of these amounts, $962,000 and $943,000 were attributable to 1997 and 1998 property management fees and $771,000 and $652,000, were attributable to 1997 and 1998 leasing commissions. Operating expenses associated with performing management and leasing functions totaled $212,000 and $332,000, respectively, in 1997 and 1998 and included certain reimbursable costs such as payroll of certain senior level on-site employees and costs associated with payroll, accounting and other administrative support functions incurred by WC Management in performing management services on behalf of WC Management at the Headquarters Facility.

         In connection with the Plan, on the effective date, October 3, 1997, the Operating Partnership and recorded its investment in Jamboree, LLC using the equity method on a basis consistent with the purchase method of accounting. For the period October 4, 1997 through December 31, 1997, the Operating Partnership recognized income from its ownership interest in Jamboree, LLC of $206,000 using the equity method. During 1998, the Operating Partnership recorded income of $844,000 for its share of the operations of Jamboree, LLC. During 1998, the Operating Partnership received a distribution from Jamboree, LLC of $230,000 relative to 1997 operations.

         The Registrant recorded a loss in 1997 of $264,000 for its share of the operations of the Development Partnership for that year. Due to the sale of 32 acres of land in 1998, the Registrant recognized $11,168,000 as its share of the Development Partnership income. The Registrant received a distribution of $308,308 from the Development Partnership relative to the 1998 land sale.

1997 as compared to 1996

         The Registrant recognized net income before reorganization items, minority interest and extraordinary items of $1,579,000 for the year ended December 31, 1997 as compared to a net loss before reorganization items, minority interest and extraordinary items of $38,085,000 for the year ended December 31, 1996. This increase is due to a decrease in expenses of $46,732,000 which more than offset a $7,541,000 decrease in income. The decrease in expenses was primarily due to a reduction in carrying value of income producing properties in 1996 of $23,261,000. No corresponding reduction was recognized in 1997. Also contributing to the reduction in expenses were decreases in repairs, maintenance and security, interest expense, insurance expense and depreciation and amortization expense primarily due to the change in accounting method in October 1997 as a result of the bankruptcy of the Operating Partnership. Income decreased primarily due to a decrease in rental income and common area reimbursements which was partially offset by other income. The decreases in rental income and common area expense reimbursements was due to the change in accounting method. The Registrant incurred

$13,592,000 in reorganization items in 1997 as a result of the bankruptcy of the Operating Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant is exposed to market risks from adverse changes in interest rates as decreases in U.S. interest rates affect the interest earned on the cash and cash equivalents of Registrant. The Registrant places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December , 1998, the Registrant had no significant concentrations of market risk.

Item 8.  Financial Statements.

         The most significant asset of the Registrant is its 25% limited partnership interest in the Development Partnership. Although the Registrant has been provided with audited financial statements for the Development Partnership, due to a dispute with the general partner of the Development Partnership (see
Note 7), the general partner of the Development Partnership has obstructed the Registrant's ability to rely on the audited financial statements of the Development Partnership and the auditors for the Development Partnership have informed the Registrant and its auditors that they will not consent to the Registrant relying on the Development Partnership's audited financial statements in connection with the completion of the Registrant's financial statements. Accordingly, the financial statements contained in this Item 8 hereto are unaudited in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934.

Winthrop California Investors Limited Partnership
Consolidated Balance Sheets

December 31, 1998 and 1997
--------------------------------------------------------------------------------


                                                                                   1998                 1997
                                                                             ------------------   ------------------
                                                                                     (Amounts in Thousands)
                                   Assets

Cash and cash equivalents                                                    $          3,222     $          2,607
Prepaid expenses and other assets, net                                                    239                  158
Equity investment in Jamboree LLC                                                       1,320                  706
Equity investment in Development Partnership                                           30,963               20,103
                                                                             ------------------   ------------------

         Total assets                                                        $         35,744     $         23,574
                                                                             ==================   ==================

                     Liabilities and Partners' Capital

Liabilities:
  Accounts payable, accrued expenses and other                               $             38     $              9
                                                                             ------------------   ------------------

         Total liabilities                                                                 38                    9
                                                                             ------------------   ------------------

Minority interest of operating partnership and management partnership                      12                    2
                                                                             ------------------   ------------------

Commitments and contingencies (Note 7)

Partners' capital:
  Limited partners - units of Investor Limited Partnership Interest, $65,000 stated value per cash unit and $66,000 state value per deferred unit;
  authorized - 3,500 units; issued and  outstanding - 3,500
  units as of December 31, 1998 and 1997                                               54,991               43,103

  General partners                                                                    (19,297)             (19,540)
                                                                             ------------------   ------------------

         Total partners' capital                                                       35,694               23,563
                                                                             ------------------   ------------------

         Total liabilities and partners' capital                             $         35,744     $         23,574
                                                                             ===================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Operations
For the Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

                                                                          1998         1997          1996
                                                                       (Amounts in Thousands, Except Per Unit Data)
Income:
Rental income                                                           $    --      $  18,363    $  24,376
Common area expense reimbursements                                           --          7,886        9,906
Property management fees                                                      943          185         --
Leasing commissions                                                           653           90         --
Interest income                                                               145          248          441
Other                                                                        --            878          468
                                                                        ---------    ---------    ---------

         Total income                                                       1,741       27,650       35,191
                                                                        ---------    ---------    ---------

Expenses:
Utilities                                                                    --          2,632        2,758
Repairs, maintenance and security                                            --          3,004        6,329
Real estate taxes                                                            --          1,717        2,680
Insurance                                                                    --            267          357
General and administrative                                                    849        3,261        2,417
Asset management fees                                                         750          750          750
Interest expense                                                             --          6,007       23,660
Depreciation and amortization                                                --          8,375       10,533
Unrealized loss on investments                                               --           --           --
Reduction in carrying value of income-producing properties                   --           --         23,261
                                                                        ---------    ---------    ---------

Total expenses                                                              1,599       26,013       72,745
                                                                        ---------    ---------    ---------

Equity in income of Jamboree LLC                                              844          206         --
Equity in income (loss) of Development Partnership                         11,168         (264)        (531)
                                                                        ---------    ---------    ---------

         Income (loss) before reorganization items, minority interest
         and extraordinary items                                           12,154        1,579      (38,085)
                                                                        ---------    ---------    ---------

Reorganization items:
Fresh-start revaluation                                                      --        (10,943)        --
Professional fees                                                            --         (2,763)        --
Interest earned on accumulated cash resulting from Chapter 11
Proceedings                                                                  --            114

Total reorganization items                                                   --        (13,592)        --

Income (loss) before minority interest                                     12,154      (12,013)     (38,085)

Minority interest in income of:                                              --
Operating partnership                                                          (9)          (2)         327
Management partnership                                                        (14)         (15)         (13)
                                                                        ---------    ---------    ---------

Income (loss) before extraordinary item                                    12,131      (12,030)     (37,771)

Extraordinary item due to forgiveness of debt                                --        101,495         --

Net income (loss)                                                       $  12,131    $  89,465    $ (37,771)
                                                                        ---------    ---------    ---------

Net income (loss) allocated to General Partners                         $     243    $   1,789    $    (755)
                                                                        ---------    ---------    ---------

Net income (loss) allocated to Investor Limited Partners                $  11,888    $  87,676    $ (37,016)
                                                                        ---------    ---------    ---------

Net income (loss) per unit of limited partnership interest              $    3.40    $   25.05    $  (10.58)
                                                                        ---------    ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Partners' Capital (Deficit)
For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                     Units of           Investor
                                     Investor           Limited
                                     Limited            Partners'                  General                      Total Partners'
                                     Partnership        Capital                    Partners'                        Capital
                                     Interest           (Deficit)                  Deficit                         (Deficit)
                                     --------------     ------------------         ---------------------     ---------------------
                                                        (Amounts in Thousands)     (Amounts in Thousands)    (Amounts in Thousands)


Balances, December 31, 1995                 3,500              $ (7,557)           $(20,574)                      $(28,131)

      Net income                             --                 (64,903)             (1,325)                       (66,228)
                                         --------              --------            --------                       --------

Balances, December 31, 1996                 3,500               (44,573)            (21,329)                       (65,902)

      Net income                             --                  87,676               1,789                         89,465
                                         --------              --------            --------                       --------

Balances, December 31, 1997                 3,500                43,103             (19,540)                        23,563

      Net income                             --                  11,888                 243                         12,131
                                         --------              --------            --------                       --------

Balances, December 31, 1998                 3,500              $ 54,991            $(19,297)                      $ 35,694
                                         ========              ========            ========                       ========


The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                        1998              1997                1996
                                                                   ---------------- -----------------  ----------------
                                                                                   (Amounts in Thousands)
 Cash flows from operating activities:

   Net income                                                      $         12,131 $          89,465     $   (37,771)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                -             8,375           9,948
     Minority interest in income of operating partnership and
       management partnership                                                    23                17            (314)
     Equity in income of Jamboree LLC                                          (844)             (206)              -
     Equity in income (loss) of Development Partnership                     (11,168)              264             531
     Extraordinary item due to forgiveness of debt                                -          (101,495)              -
     Fresh-start revaluation                                                      -             8,291               -
     Changes in current assets and liabilities:
       Increase in other deposits                                                 -              (338)            (20)
       Decrease (increase) in prepaid expenses and other assets                 (81)            5,031          (1,648)
       Increase in accounts payable, accrued expenses and other                  27             4,601             923
       Increase in deferred costs related to operating activities                 -            (1,963)           (111)
                                                                   ---------------- ----------------- -----------------

         Net cash provided by operating activities                               88            12,042          (5,201)
                                                                   ---------------- ----------------- -----------------

 Cash flows from investing activities:

   Proceeds from sales of investment securities held for trading,
     net of purchases                                                             -                 -           2,383
   Capital expenditures                                                           -            (1,371)           (125)
   Distribution from Development Partnership                                    308                 -               -
   Distribution from Jamboree LLC                                               231                 -               -
                                                                   ---------------- ----------------- -----------------

         Net cash provided by (used in) investing activities                    539            (1,371)          2,258
                                                                   ---------------- ----------------- -----------------

 Cash flows from financing activities:

   Principal payments on mortgage loans                                           -                 -            (938)
   Decrease in investment securities                                              -                 -           1,289
   Distribution to minority interest                                            (12)              (15)               -
   Cash distributions in conjunction with the reorganization                      -           (12,378)               -
   Decrease in mortgage escrow                                                    -            (1,006)         (1,289)
                                                                   ---------------- ----------------- -----------------

         Net cash used in financing activities                                  (12)          (13,399)           (938)
                                                                   ---------------- ----------------- -----------------

         Increase (decrease) in cash and cash equivalents                       615            (2,728)         (3,881)

 Cash and cash equivalents, beginning of year                                 2,607             5,335           9,216
                                                                   ---------------- ----------------- -----------------

 Cash and cash equivalents, end of year                            $          3,222 $           2,607     $     5,335
                                                                   ---------------- ----------------- -----------------

Non-cash transactions in conjunction with the reorganization are documented in the table in Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

1.       Organization

         Winthrop California Investors Limited Partnership (the "Partnership") was originally organized on January 24, 1985 under the Maryland Uniform General Partnership Act and was reorganized on October 16, 1985 as a Delaware limited partnership to own a 99% general partnership in Crow Winthrop Operating Partnership, a Maryland general partnership (the "Operating Partnership"), as well as a 25% Limited Partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the "Development Partnership"). The Partnership subsequently acquired, in March 1992, a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership (the "Management Partnership").

         On July 30, 1985 (the "Acquisition Date"), the Operating Partnership acquired the Fluor Corporation World Headquarters Facility (the "Headquarters Facility") in Irvine, California, from Fluor Corporation ("Fluor") consisting of approximately 1,606,000 rentable square feet, the directly underlying land of approximately 14.8 acres and all related rights and easements.

         As of the same date, the Development Partnership acquired 122.2 acres of undeveloped land (the "Excess Land") surrounding the Headquarters Facility (the Excess Land together with the Headquarters Facility is collectively referred to as the "Properties").

         The Properties were acquired for a total price of $337,000,000 (the "Purchase Price") consisting of $302,000,000 paid on the Acquisition Date (the "Fixed Purchase Price) and $35,000,000 paid in August 1986 (the "Contingent Purchase Price") after development rights were approved for the Development Partnership.

         As indicated in Note 4 below, as part of a reorganization, ownership of the Headquarters Facility was transferred to a newly formed Limited Liability Company, in exchange for an equity interest in such entity.

         The General Partners of the Partnership are Winthrop Financial Associates ("WFA") and Three Winthrop Properties, Inc. ("Three Winthrop") (Note 6). The General Partners made capital contributions totaling $101 for a 2.0% interest in the operating profits and losses of the Partnership.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

2.       Significant Accounting Policies

         Basis of Consolidation

         For the period prior to reorganization, the accompanying consolidated financial statements include the accounts of the Partnership, the Operating Partnership and the Management Partnership. The Partnership is the 99% General Partner of the Operating Partnership and the 99% Limited Partner of the Management Partnership. The remaining 1% ownership interests of an unaffiliated partner of the Operating Partnership ("Crow Irvine #2") and of an affiliated partner of the Management Partnership ("First Winthrop Properties, Inc.") have been included in other assets in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Partnership owns a 25% Limited Partner's interest in the Development Partnership, which is accounted for under the equity method.

         As discussed in Note 4, for the period subsequent to the reorganization, the Operating Partnership owns a 10% member interest in Jamboree LLC, which is accounted for under the equity method.

         Revenues

         For the period prior to reorganization, minimum rental revenues were recognized on a straight-line basis over the terms of their related lease. Percentage rents were recognized on an accrual basis.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income Taxes

         No provision has been made for federal, state or local income taxes in the accompanying financial statements of the Partnership. The partners are required to report on their individual income tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership. The Partnership has elected to file its tax returns on the accrual basis.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

2.       Significant Accounting Policies (Continued)

         Common Area Expense Reimbursement and Reimbursable Common Area Expenses

         For the period prior to reorganization of the Operating Partnership, reimbursable common area expenses were expenses and costs related to the operation and maintenance of the Properties which were eligible for reimbursement, as defined in the tenant leases, and used as the basis for calculating the amounts to be reimbursed from the tenants. Included in common area expense reimbursements were calculated cost recovery amounts related to certain capitalized equipment expenditures.

         Depreciation and Amortization

         For the period prior to reorganization, the Operating Partnership provided for depreciation of buildings and improvements on the straight-line method over their estimated useful lives. Real property was depreciated over a period of six to fifty-four years. Personal property was depreciated over a period of five to seven years. Building and improvements were valued at cost and adjusted for impairments considered other than temporary (see Real Estate Investments). Fully depreciated asset and assets no longer in service, along with the related accumulated depreciation, have been written off.

         Deferred Costs

         For the period prior to reorganization, direct costs associated with obtaining leases were capitalized and amortized on a straight-line basis over the primary terms of the respective leases. Direct costs associated with obtaining financing were capitalized and amortized to interest expense on a straight-line basis, which approximated the effective interest method, over the terms of the respective debt.

         Extraordinary Item

         As discussed in Note 4, a portion of the Mortgage Loan, the Intermediate Loan and accrued interest were forgiven, resulting in a gain of $101,495,241 or $28,999 per unit of limited partnership interest.

         Statement of Cash Flows

         For purposes of the statements of cash flows, cash equivalents are defined by the Partnership as investments consisting of certificates of deposits, money market funds, commercial paper and other instruments with original maturities of three months or less. The Operating Partnership made interest payments through the date of reorganization, October 3, 1997, of $2,341,000. No interest payments were made subsequent to the reorganization.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

2.       Significant Accounting Policies (Continued)

         Real Estate and Equity Investments

         For the period prior to reorganization, real estate assets, including land, building and improvements, were carried at cost adjusted for depreciation. Expenditures which substantially extend the useful life of the assets were capitalized. Maintenance and repairs were charged to operations as incurred.

         Depreciation and amortization were provided on a straight-line basis over the estimated useful lives of the assets as follows:

            Buildings     50 years
            Improvements  Terms of leases or useful lives, whichever was shorter

         The Company assesses whether there has been a permanent impairment in the value of real estate and equity investments by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no such permanent impairment has occurred during 1998.

         During 1996, as a result of the Operating Partnership's default on the mortgage loan (Note 4) and the subsequent notification by Fluor that it would not renew its lease upon expiration in July 1998, management updated its assessment of potential impairment of the Properties. Based on a valuation prepared by an outside party, the Partnership, in conjunction with the Agreement of Understanding with the Mortgage Lender, determined that an additional impairment in value that was considered to be other than temporary needed to be recognized, and further reduced the carrying value of its investment in the Properties by $23,261,000 to its estimated fair value as of December 31, 1996. Additionally, the Partnership reduced the carrying value of its investment in the Development Partnership as discussed in Note 3.

         Accounting for Long-Lived Assets

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. As required, the Partnership adopted SFAS No. 121 in the first quarter of 1997. Management believes adoption did not have any effect on the financial position of the Partnership.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------


2.       Significant Accounting Policies (Continued)

         Disclosures About Fair Value of Financial Instruments

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 1998 and 1997 consist primarily of short-term trade receivables and payables, for which the carrying amounts approximate fair values.

         Allocation of Net Profits or Losses and Cash Flow


         The net operating profits or losses and cash flow of the Partnership are, in general, allocated as follows:


                                                  Profits, Losses and      Profits, Losses and     Profits, Losses and
                                                   Cash Flow Received       Cash Flow Received      Cash Flow Received
                                                     from Operating          from Development        from Management
                                                      Partnership              Partnership             Partnership
                                                  ---------------------    ---------------------   ---------------------

         Investors Limited Partners                       97.020%                 15.000%                  97.020%
         WFA                                               1.881                   9.975                    1.881
         Three Winthrop                                    0.099                   0.025                    0.099
                                                      --------------          --------------           --------------

         Total interest of the Partnership:
            Operating Partnership                         99.000                   -                        -
            Development Partnership                         -                     25.000                    -
            Management Partnership                          -                       -                      99.000
         Interest of Crow Irvine:
            Operating Partnership                          1.000                   -                        -
            Development Partnership                         -                     75.000                    -
         Interest of Winthrop West
           Coast Realty Services, Inc.:
            Management Partnership                          -                       -                       1.000
                                                      --------------          --------------           --------------

                                                         100.000%                100.000%                 100.000%
                                                      ==============          ==============           ==============

         Any gains resulting from sales, disposition or refinancing of any of the Properties are to be allocated to the partners of the Partnerships according to various provisions of the Partnership Agreements.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

3.       Equity Investment in Development Partnership

         The Partnership's equity investment in the Development Partnership is summarized as follows:


                                                                            December 31,
                                                                --------------------------------------
                                                                      1998                 1997
                                                                -----------------    -----------------
                                                                       (Amounts in Thousands)

Balance, beginning of year                                      $      20,103        $       20,367
Equity in income (loss) of Development Partnership                     11,168                  (264)
Distribution from Development Partnership                                (308)                    -
                                                                -----------------    -----------------

                                                                $      30,963        $       20,103
                                                                =================    =================

         Condensed balance sheets of the Development Partnership are as follows
(unaudited):

                                                                              December 31,
                                                                -----------------------------------------
                                                                      1998                   1997
                                                                ------------------    -------------------
                                                                         (Amounts in Thousands)
                                   Assets
        Land                                                    $        28,975       $         28,975
        Buildings and other improvements, net                            21,420                 21,587
        Construction in progress                                         25,609                 21,805
        Cash and cash equivalents                                        26,563                  4,727
        Accounts receivable and other assets                              3,111                  1,941
                                                                ------------------    -------------------

                                                                $       105,678       $         79,035
                                                                ==================    ===================

                      Liabilities and Partners' Capital

        Liabilities:
            Notes payable                                                29,555                 37,396
            Accounts payable, accrued interest and other
            liabilities                                                  10,944                 14,669
                                                                ------------------    -------------------

                                                                         40,499                 52,065
                                                                ------------------    -------------------
        Partners' capital:
            Winthrop California Investors Limited
               Partnership                                               42,719                 31,859
            Crow Irvine                                                  22,460                 (4,889)
                                                                ------------------    -------------------

                                                                         65,179                 26,970
                                                                ------------------    -------------------

                                                                $       105,678       $         79,035
                                                                ==================    ===================

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------


3.       Equity Investment in Development Partnership (Continued)


                                                                                                      1996
                                                                    1998            1997           (Restated)
                                                                -------------   --------------    --------------
                                                                             (Amounts in Thousands)
                                                                                                  --------------

         Operating revenues                                     $       9,501            5,124            3,063
         Gain on sale of property                                      42,952                -                -
         Costs and expenses                                             7,781            6,428            5,185
                                                                -------------   -------------- -----------------

                Net income (loss)                               $      44,672   $       (1,304) $       (2,122)
                                                                =============   ============== =================

         Net income (loss) allocated to Crow Irvine             $      33,504   $         (978) $       (1,591)
                                                                =============   ============== =================

         Net income (loss) allocated to Winthrop California
           Investors Limited Partnership                        $      11,168   $        (326)  $       $ (531)
                                                                =============   ============== =================

         In conjunction with an impairment in value determined with respect to the Properties during 1995, management concluded that there was an impairment in the value of its equity investment in the Development Partnership. At December 31, 1998, the Partnership's share of the underlying net assets of the Development Partnership exceeded the investment by $11,756,638. The excess is a permanent difference as a result of the Partnership determining that the investment had impairments in prior years that were other than temporary.

         Significant accounting policies used by the unconsolidated equity investees are similar to those used by the Partnership.

4.       Reorganization of the Operating Partnership

         Reorganization

         The Operating Partnership, in connection with the acquisition of the Headquarters Facility, obtained a $204,000,000 mortgage loan (the "Mortgage Loan") from the Mortgage Lender as of the Acquisition Date. The Mortgage Loan had a 127-month term, bearing interest at the fixed rate of 11.85%. The Headquarters Facility was pledged as collateral for the Mortgage Loan. Under the terms of the loan, monthly payments of interest only were required through August 1, 1990. Thereafter, monthly payments of principal and interest of $2,075,000 were made until maturity. A balloon payment of $198,190,000 was due at maturity on April 1, 1996.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------


4.       Reorganization of the Operating Partnership (Continued)

         The Operating Partnership failed to make the balloon payment on April 1, 1996, but continued to make scheduled monthly payments of principal and interest through August 1996. In July 1996, the Mortgage Lender swept the funds from the investment accounts in an amount totaling $1,264,759, which were placed in an interest-bearing escrow account. The parties agreed that starting in September 1996, the Mortgage Lender would sweep the Operating Partnership's operating bank account and would take and apply all funds in excess of $500,000 in the bank account to the outstanding principal and accrued interest on the Mortgage Loan. Payments made under this arrangement totaled approximately $9,958,000. Any unpaid interest accrued interest at 11.85%.

         On March 28, 1997, the Operating Partnership filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Concurrently therewith, the Operating Partnership filed a Plan of Reorganization dated March 28, 1997 (as amended on April 28, 1997 and July 23, 1997) (the "Plan"). On September 1, 1997, the Bankruptcy Court entered an order confirming the Plan and with the satisfaction of certain conditions, the Plan became effective on October 3, 1997 (the "Effective Date").

         Pursuant to the Plan, on the Effective Date, the Operating Partnership was reorganized ("Reorganized Operating Partnership"), and two new entities were formed: Jamboree LLC, a Delaware limited liability company ("Jamboree LLC") and Jamboree Office REIT, Inc., a Maryland corporation ("Jamboree REIT"). All three entities are successor entities to the Operating Partnership. Upon the formation of Jamboree LLC, the initial Jamboree LLC Units were issued 10% to Reorganized Operating Partnership and 90% to Jamboree REIT. Jamboree REIT was formed for the purpose of owning 90% of Jamboree LLC.

         On the Effective Date of the Plan, title to the Headquarters Facility and all other assets of the Operating Partnership were deemed to revest into the Reorganized Operating Partnership subject to certain liens and liabilities preserved under the Plan. Concurrently therewith, the Headquarters Facility and all other assets were contributed by the Reorganized Operating Partnership to Jamboree LLC and Jamboree LLC assumed the obligations preserved under the Plan.

         Under the Plan, the Reorganized Operating Partnership was allowed to maintain cash and other assets, with a value of $500,000, free and clear of any liens immediately prior to the Effective Date.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

4.       Reorganization of the Operating Partnership (Continued)

         The prepetition debt which was collateralized by the Headquarters Facility was satisfied through the issuance to the secured debt holders (the "Certificateholders") of 100% of the outstanding shares of Jamboree REIT, the issuance by Jamboree REIT of a $4,500,000 Intermediate Note, and the issuance by Jamboree LLC of $80,000,000 of Class A Senior Secured Notes (the "Class A Notes") and $20,000,000 of Class B Senior Subordinated Secured Notes (the "Class B Notes"). The Certificateholders contributed the Intermediate Note to Jamboree LLC as satisfaction for Jamboree REIT's $4,500,000 member interest and the Reorganized Operating Partnership contributed $500,000 of cash and other assets for its member interest.

         Certain other secured claims and all general unsecured claims were unimpaired pursuant to the Plan and were either satisfied or assumed by Jamboree LLC. All executory contracts and unexpired leases assumed by the Reorganized Operating Partnership were assigned to Jamboree LLC.

         Under the Plan, the Reorganized Operating Partnership has the right to exchange its 10% interest in Jamboree LLC for a 10% interest in Jamboree REIT. The Reorganized Operating Partnership also pledged its interest in the Jamboree LLC (approximately $1,320,000 at cost) as collateral for the payment in full of all amounts evidenced by the Class A and Class B Notes.

         The Reorganized Operating Partnership received certain Property Appreciation Rights, which are exercisable through March 27, 2002. The Reorganized Operating Partnership has the right to purchase an equity interest in Jamboree REIT representing 10% of the equity value of Jamboree LLC (subject to dilution) for $10,888,889. The Reorganized Operating Partnership also has the right to purchase an equity interest in Jamboree REIT representing an additional 55% of the equity value of Jamboree LLC (subject to dilution) for $152,777,778. The exercise of the rights is subject to the value of Jamboree LLC equaling or exceeding $98 million for the 10% purchase and $125 million for the 55% purchase. In lieu of issuing shares for these Property Appreciation Rights, Jamboree REIT has the option of making a net cash payment equal to the difference between the current market value of Jamboree REIT shares to be issued and the exercise price.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

4.       Reorganization of the Operating Partnership (Continued)

         Fresh Start Reporting

         In connection with the Plan, on the Effective Date, the Reorganized Operating Partnership adopted fresh start reporting in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). The fresh start reporting reorganization value of $500,000 was recorded as an investment under the equity method on a basis consistent with the purchase method of accounting.

         The effects of the Plan and fresh start reporting on the Reorganized Operating Partnership's balance sheet as of the Effective Date are as follows:



                                                                                                       Reorganized
                                                                                                        Operating
                                       Predecessor                                     Transfer to    Partnership's
                                      Balance Sheet          (a)            (b)        Jamboree LLC    Balance Sheet
                                       October 3,            Debt        Fresh Start     October 3,       October 3,
                                          1997             Discharge    Adjustments        1997             1997
                                      -------------        ---------    -----------    -----------     --------------

         Assets
         Real estate                  $  99,848,696   $      -          $(4,069,176)   $  95,779,520     $      -
         Cash and cash equivalents       12,377,584          -               -            12,377,584            -
         Restricted cash                  2,295,228          -               -             2,295,228            -
         Accounts receivables and
            other assets                  1,066,335          -               -             1,066,335            -
         Investment in Jamboree               -              -              500,000           -              500,000
         Other deposits                     579,653          -               -               579,653            -
         Deferred rent receivable         1,230,192          -           (1,230,192)          -                 -
         Deferred costs, net              3,335,787                      (3,335,787)          -                 -
                                    ---------------   -------------     --------------  --------------    -------------


               Total assets            $120,733,475   $      -         $ (8,135,155)    $112,098,320        $500,000
                                    ===============   ==============   ===============  ==============    =============

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

4.       Reorganization of the Operating Partnership (Continued)


                                                                                                         Reorganized
                                                                                        Transfer to       Operating
                                        Predecessor                                      Jamboree        Partnership's
                                       Balance Sheet        (a)             (b)            LLC            Balance Sheet
                                         October 3,         Debt         Fresh Start     October 3,       October 3,
                                           1997           Discharge      Adjustments        1997            1997
                                       ------------       ---------      ------------   -----------     --------------
         Liabilities and
            Members' Equity


         Mortgage loan                  $197,712,267    $ (97,712,267)   $     -         $100,000,000    $     -
         Intermediate loan                    -             4,500,000     (4,500,000)          -               -
         Accrued interest                  8,282,974       (8,282,974)         -               -               -
         Accounts payable and
            accrueds                       3,704,761             -             -            3,704,761          -
         Refundable security deposits        571,919             -             -              571,919          -
         Deferred rent revenue             2,821,640             -             -            2,821,640          -
                                         -----------       ----------       --------     -------------   -------------

                   Total liabilities     213,093,561     (101,495,241)    (4,500,000)     107,098,320          -
                                         -----------      -----------      ---------      -----------    -------------

         Members' equity:
         Predecessor partners'
            deficit                      (92,360,086)     101,495,241     (8,635,155)           -          500,000

         Reorganized members'  equity        -                 -           5,000,000        5,000,000           -
                                        ------------       ----------      ---------    -------------    -------------


               Total members' equity     (92,360,086)     101,495,241     (3,635,155)       5,000,000      500,000
                                        ------------      -----------      ---------    -------------    ------------

               Total liabilities and
                 members'equity         $120,733,475      $    -         $(8,135,155)    $112,098,320    $ 500,000
                                        ============      ===========    ============   ==============   =============

         (a) To record the discharge of obligations pursuant to the Plan. Substantially all of these obligations are only entitled to receive members' equity as provided under the Plan. Portions of these obligations were restructured and will continue, as restructured, to be liabilities of Jamboree LLC.

         (b) To record the adjustments to reflect assets and liabilities at estimated fair value, the establishment of the Reorganized Company's equity value of $5.0 million and the cancellation of the predecessor's equity.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

5.       Transactions With Related Parties

         WFA or an affiliate earns annual asset management fees of $750,000 paid from the Partnership's distributive share of cash flow from operations of the Operating, Development and Management Partnerships.

         WFA and Crow Orange County Management ("Crow Management") are entitled to an incentive asset management fee equal to 10% and 5%, respectively, of the excess, if any, in any year of actual cash flow over the cash flow forecast for the Headquarters Facility in the summary of cash flow forecast from operations of the Operating Partnership set forth in the Partnership's confidential memorandum describing the Offering. There were no such amounts paid or accrued in 1998, 1997 or 1996.

         During 1997, the Partnership received $500,000 from the Operating Partnership for services rendered in connection with the bankruptcy filing. The amount has been eliminated in consolidation.

         During 1998, 1997 and 1996, the Management Partnership occupied space (14,851 rental square feet of office space) and earned management fees, leasing commissions and fees for supervising the conversion of tenant space and certain other capital improvements at the Headquarters Facility in accordance with agreements assigned from Crow Management. All fees have been eliminated in consolidation during the period prior to reorganization.

         During 1997 and 1996, the Management Partnership reimbursed approximately $12,850 and $145,000, respectively, of costs incurred by an affiliate in connection with the operation of the Management Partnership. No amount was reimbursed in 1998.

         WFA obtains general liability insurance coverage for the Partnership. The cost of this coverage charged to the Partnership was $16,901 and $15,100 in 1997 and 1996, respectively. No amount was charged in 1998.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

6.       Real Estate Tax Abatement

         In March 1997, the Operating Partnership received a real estate tax abatement related to 1996. Of the total rebate of approximately $1,560,000, approximately $1,068,000 is payable to certain tenants. The remaining $492,000 is included in other income.

         During 1996, the Operating Partnership received an abatement of real estate taxes related to fiscal years 1991 through 1995. Of the total rebate of approximately $150,000, approximately $127,000 is payable to certain tenants and $23,000 is included in other income.

7.       Commitments and Contingencies

         Litigation

         During 1993, the Partnership, both on its own behalf and on behalf of the Operating Partnership, commenced legal proceedings against Crow Irvine and its general partners, Crow Management and the Development Partnership (together, the "Crow Defendants"). The Crow Defendants filed a cross-complaint against the Partnership, the Operating Partnership, WFA, Three Winthrop and certain other individuals and entities affiliated with WFA. On April 1, 1995, the Partnership and its affiliates, along with the Crow Defendants, agreed to dismiss all claims pursuant to a settlement agreement. That settlement agreement required the Partnership to pay $1,050,000 to either Crow Management or the Development Partnership in full and complete satisfaction of all amounts due under the management agreement.

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

         During November 1996, Crow Management gave notice to the Management Partnership that the subcontract entered into in April 1995 was canceled immediately due to the Management Partnership's failure to fulfill its obligations under the terms of the sub- contract. It is the Partnership's position that all required duties are being properly performed and that the subcontract requires the parties to enter into arbitration prior to cancellation of the subcontract. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position or results of operation of the Partnership.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

7.       Commitments and Contingencies (Continued)

         Litigation (Continued)

         In July 1985, the Operating and Development Partnerships entered into the Construction, Operation and Reciprocal Easement Agreement (the "REA") to govern the development and use of the properties under the control of each. On February 20, 1997, the Development Partnership sent a notice to the Operating Partnership claiming that the Operating Partnership was in default of the REA due to its refusal to permit the Development Partnership to use certain electrical lines located on the Operating Partnership's property.

         In August 1997, the Development Partnership and its general partner Crow Irvine #2 ("Crow") sued the Partnership and its general partners seeking a declaratory judgment and injunctive relief to prevent the Partnership from converting the Operating Partnership, in which the Partnership and Crow were partners, from a general partnership to a limited partnership. The Development Partnership and Crow also sought unspecified damages. Upon the filing of the action, the court granted a temporary restraining order in favor of the Development Partnership and Crow. In October 1997, after hearing, the court refused to grant a preliminary injunction in favor of the Development Partnership and Crow and the temporary restraining order expired. The Operating Partnership thereafter was converted to a limited partnership with Crow as its limited partner.

         An answer was filed on behalf of the Partnership and each of the parties has served written discovery. The court thereafter stayed the action due to the pendency of actions in California involving the parties or their affiliates. The stay has now expired and the Development Partnership and Crow have moved to dismiss the action without prejudice. The Partnership agrees that the action should be dismissed but has asked that it be dismissed with prejudice. On November 3, 1999, the court dismissed the action without prejudice.

         In January 1998, the Management Partnership was named as a defendant in an action seeking declaratory relief that certain agreements between the Management Partnership and the Crow Defendants have been terminated and that the Development Partnership and Crow have the exclusive right to manage the common areas of certain contiguous parcels of real estate containing office and retail space located in Irvine, California. In the alternative, the Development Partnership and Crow seek a declaration that the Management Partnership perform certain tasks and be prevented from assessing certain charges in connection with its management of the common areas. The action was removed to federal court and transferred to the bankruptcy court which, in April 1998, granted summary adjudication in favor of the Management Partnership on the Development Partnership and Crow's termination claims. The Development Partnership and Crow did not appeal that decision.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

7.       Commitments and Contingencies (Continued)

         Litigation (Continued)

         The remainder of the claims were thereafter remanded to state court. The Development Partnership and Crow's alternative claims for declaratory relief concerning performance issues related to the management of the subject property remain pending. The case was transferred to the complex litigation panel of the Orange County Superior Court and deemed related to two other actions which involve the same subject property. The Management Partnership is not a party to those other actions.

         On or about September 24, 1999, the Development Partnership and Crow were granted the right to file an amended complaint. The amended complaint is not substantively different from the original complaint, and the only relief sought is declaratory relief. An answer was filed on behalf of the Management Partnership and Winthrop Management, L.L.C. on or about October 22, 1999. Discovery is ongoing, and several of the Development Partnership and Crow's claims are now moot. Although it is not possible to predict the likely outcome at this time, no monetary damages are sought from the Partnership, the Operating Partnership, or the Management Partnership.

         In October 1997, the Partnership brought suit against the Development Partnership and its general partner seeking declaratory and injunctive relief to allow the Partnership to exercise its right as a limited partner in the Development Partnership to audit the Development Partnership's books and records and seeking damages for the Development Partnership's past refusals to allow such access. In January 1998, the court granted partial summary judgment in favor of the Partnership, declaring and ordering that the Partnership has the right to inspect and audit the Development Partnership's books, records and files. After obtaining access to the Development Partnership's books and records, the Partnership voluntarily dismissed its claim for breach of fiduciary duty based on the Development Partnership's past refusals to allow the Partnership access.

         In January 1999, the Partnership brought suit in Maryland against the Development Partnership, its general partner, the general partner of the Development Partnership's general partner, and the general partner of that entity alleging claims for breach of the Development Partnership's partnership agreement, breach of fiduciary duty, and conversion and requested that a receiver be appointed to conduct the business of the Development Partnership. The Partnership sought approximately $9 million in damages resulting from wrongful distributions of capital proceeds of the Development Partnership in connection with a 1998 sale of real estate by the Development Partnership.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------


7.       Commitments and Contingencies (Continued)

         Litigation (Continued)

         The Development Partnership and Crow filed a motion to dismiss the action claiming that they are not subject to personal jurisdiction in Maryland and that Maryland is an inconvenient forum. The Development Partnership and Crow argued that the action should proceed in California, if at all. The court in Maryland granted the Development Partnership and Crow's motion on the ground of inconvenient forum in July 1999.

         The Partnership thereafter filed substantially the same claims in California. The Development Partnership and Crow filed a demurrer to the complaint, arguing that it should be dismissed for a variety of reasons. The court overruled the Development Partnership and Crow's demurrer on September 24, 1999. On or about November 5, 1999, the Development Partnership and Crow filed their answer in which they alleged a general denial to the allegations of the complaint. The case is now in discovery.

         On or about November 5, 1999, the Development Partnership and Crow filed a cross-complaint in the action, purporting to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unfair business practices. The Partnership and certain affiliates, as well as several unaffiliated entities are named as cross-defendants in the cross-complaint. In summary, the cross-complaint appears to allege that the Partnership has engaged in a conspiracy to fraudulently acquire and manipulate the management positions of numerous partnerships to their benefit and in particular have done so with respect to the Operating Partnership, which the Development Partnership and Crow allege was improperly forced into bankruptcy to the alleged detriment of the Development Partnership and Crow. The Development Partnership and Crow also allege that the Partnership in its capacity as a limited partner in the Development Partnership has breached its alleged fiduciary duties to the Development Partnership by allegedly participating in or filing lawsuits in order to hinder the development of the Development Partnership's land; failing to abide by agreements; and by disclosing proprietary information concerning the Development Partnership.

         On December 8, 1999, the Partnership and others removed the cross-complaint to the United States District Court for the Central District of California, Southern Division seeking the reference of the cross-complaint to the United Stated Bankruptcy Court for the Central District of California where the Operating Partnership bankruptcy proceeding remains open.

         The case is now in discovery. The Partnership believes it has meritorious arguments in support of its claims in the action. Since the Development Partnership and Crow have not yet responded substantively to the complaint, no counterclaims have yet been asserted against the Partnership, the Operating Partnership or the Management Partnership. Since the case is in its early stages, it is not possible to predict the likely outcome of the action at this time.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

7.       Commitments and Contingencies (Continued)

         Financial Instruments

         Financial Instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Partnership places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 1998, the Partnership had no significant concentrations of credit risk.

8.       Tax Income (Loss)

         The Partnership's income (loss) for federal income tax reporting purposes differs from the net income for financial reporting purposes primarily due to timing differences in the recognition of certain revenue and expense items. The Partnership's federal tax income was calculated as follows:



                                                                      1998             1997             1996
                                                                      ----             ----             ----
                                                                               (Amounts in Thousands)

         Income (loss) for financial reporting purposes                    $12,131         $89,465       $(37,771)
         Reduction in carrying value of property                                --              --         23,261
         Income eliminated for financial reporting but
            not for federal income tax reporting                                --           3,235            --
         Accelerated depreciation (in excess of) less
           than the depreciation for financial statement
           purposes                                                            (17)            118         (1,746)
         Meals and entertainment                                                 3              13            --
         Prepaid rent                                                           --             (88)            71
         Deferred rental income                                                 --             786           (252)
         Bad debt reserve                                                       --             (60)            --
         Other                                                                  49            (289)           550
         Legal fees related to bankruptcy                                       --              --            350
         Cancellation of debt income                                            --          13,129             --
         Special tax loss allocation to Partnership                             --              --           (326)
         Difference in income from Jamboree LLC                             (3,284)           (825)            --
         Difference in income from Development
           Partnership                                                      (5,629)            (79)
         Development Partnership interest expense
           capitalized for tax loss                                             --              --           (274)
         Contingent liability                                                    -            (783)            --
                                                                            ------          -------      ---------

         Income (loss) for federal income tax
           reporting purposes                                               $3,253        $104,622       $(16,137)
                                                                           -------        ---------      ---------



         Allocations of the net income to Investor Limited Partners for financial statement and tax purposes are computed in accordance with the Partnership Agreements.

                                                                  Schedule III

Winthrop California Investors Limited Partnership
Real Estate and Accumulated Depreciation
At December 31, 1998
--------------------------------------------------------------------------------


                                          Initial Cost to Partnership
                                          ---------------------------
                                                                                        Cost Capitalized
                                                                                          Subsequent to
                                                                         Building          Acquisition
                                                                           and            Improvements,
          Description             Encumbrances(A)         Land         Improvements           Net             Land
          -----------             ------------            ----         ------------       -------------       ----

Commercial office property         $198,650,332       $22,756,500      $279,217,582      ($23,914,913)          -



                                                  Gross Amount At Which Carried
                                                        At Close of Period
                                                  -----------------------------

                               Building             Impairment of
                                 and                  Land and                    Accumulated         Date of       Depreciable
                            Improvements              Buildings      Total(B)     Depreciation      Acquisition     Life
                            ------------            ------------     --------     ------------      -----------     ----------
Commercial office property          -                     -             -          -                 7/30/85         5-54 years


(A) See Note 4 of notes to consolidated financial statements for information regarding the terms of the various encumbrances.

(B) The total cost of land, buildings and improvements, net of accumulated depreciation at December 31, 1998, for federal income tax purposes is $0.

Reconciliation of cost:                                                 Reconciliation of depreciation:

   Balance as of December 31, 1995                    256,525,242          Balance as of December 31, 1995           122,065,059

   Additions during 1996                                  125,287          Depreciation expense during 1996            9,196,371
   Retirements during 1996                                  -              Retirements during 1996                    (1,258,975)
                                                                                                                      -----------
   Loss due to permanent impairment
     Land                                              (3,417,500)         Balance as of December 31, 1996           130,004,458
     Building                                         (18,557,500)
                                                       ----------
                                                                           Depreciation expense during 1997            6,569,918
   Balance as of December 31, 1996                    234,680,529          Retirements during 1997                         -
                                                                           Bankruptcy restructuring of real estate   136,574,374)
                                                                                                                     -----------
   Additions during 1997                                1,424,678
   Retirements during 1997                                  -              Balance as of December 31, 1997                 -
   Bankruptcy restructuring of real estate:
     Land                                             (22,756,500)         Depreciation expense during 1998                -
     Building                                        (213,348,707)         Retirements during 1998                         -
                                                     -------------                                                   ------------
   Balance as of December 31, 1997                                                                                   $     -
                                                                           Balance as of December 31, 1998           ============

   Additions during 1998                                   -
   Retirement during 1998                                  -
                                                     -------------

   Balance as of December 31, 1998                  $      -
                                                     =============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10. Directors and Executive Officers.

         The Registrant has no directors or executive officers. The managing general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of October 1, 1999, the names of the executive officers of WFA and the position held by each of them, are as follows:

                          Position Held with the                         Has Served as a Director or
Name                      Managing General Partner                       Officer Since
----                      ------------------------                       -------------

Michael L. Ashner         Chief Executive Officer and Director           1-96

Thomas C. Staples         Chief Financial Officer                        1-99

Peter Braverman           Executive Vice President and Director          1-96

Carolyn Tiffany           Chief Operating Officer and Clerk              10-95

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

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop Growth Investors I Limited Partnership; and Winthrop Interim Partners I, A Limited Partnership;.

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

------------------------------------------------------------------------------------------------------------------
      Name and address of Beneficial Owner           Amount and nature of             % of Class
                                                      Beneficial  Owner
------------------------------------------------------------------------------------------------------------------
         WILCAP Limited Partnership (1) (2)                       1,000                             28.6
------------------------------------------------------------------------------------------------------------------
       WILCAP Holdings Co., Inc. (1)(2)(3)                          18                                *
------------------------------------------------------------------------------------------------------------------
    Winthrop Financial Associates, A Limited                        5                                 *
               Partnership (1) (2)
------------------------------------------------------------------------------------------------------------------
 All directors and executive officers as a group                    --                               --
                 (five persons)
------------------------------------------------------------------------------------------------------------------

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

         (d)      Transactions with Promoters.  None.

                                     PART IV

Item 14.          Exhibits and Reports on Form 8-K.

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

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

By:      WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP,

         Managing General Partner

         By:  /s/Michael L. Ashner
              ----------------------------------
                 Michael L. Ashner
                 Chief Executive Officer

Date:  January 27, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name            Title                            Date
--------------            -----                            ----

/s/ Michael Ashner        Chief Executive Officer          January 27, 2000
------------------        and Director
Michael Ashner

/s/ Thomas Staples        Chief Financial Officer          January 27, 2000
-------------------
Thomas Staples

                                  EXHIBIT INDEX

     Exhibit
      Number                          Document
      ------                          --------
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

99         Audited Financial  Statements of Crow Winthrop Development Limited Partnership for the    (6)
           years ended December 31, 1998 and 1997

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended 1991, filed on August 28, 1992
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 15, 1995
(3)      Incorporated by reference to Registrant's Registration Statement
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year 1986, filed on March 31, 1987
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year 1988, filed on March 31, 1989
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K filed January 10, 2000.