Form 10-Q
period 1999-03-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2000-01-28
CIK 776105

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1999            Commission File Number 0-14536
                      --------------                                  --------


              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
              -------------------------------------------------
            (Exact name of Registrant as specified in its charter)



               Delaware                                    04-2869812
--------------------------------            ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Five Cambridge Center, Cambridge, MA                         02142-1493
-------------------------------------                        ----------
(Address of principal executive offices)                     (Zip Code)


Partnership's telephone number, including area code:      (617) 234-3000
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

                  Yes                     No       X
                         ------                -------

Winthrop California Investors Limited Partnership
Consolidated Balance Sheets
(Unaudited)
------------------------------------------------------------------------------


                                            March 31,       December 31,
                                              1999              1998
                                            --------         ----------
                                              (Amounts in Thousands)
                 Assets

Cash and cash equivalents...........      $   3,982        $    3,222
Prepaid expenses and other assets, net...       249               239
Equity investment in Jamboree LLC...            711             1,320
Equity investment in development
   Partnership (Note 1).............         30,963            30,963
                                          ---------         ---------

      Total assets..................      $  35,905         $  35,744
                                          ---------         ---------


      Liabilities and Partners' Capital

Liabilities:
   Accounts payable, accrued expenses
     and other......................   $         38      $        38
                                       ------------      -----------

      Total liabilities.............   $         38      $        38
                                       ------------      -----------

Minority interest of operating partnership
   and management partnership.......             16               12
                                       -------------     -----------

Commitments and contingencies (Note 7)

Partners' capital:
   Limited partners - units of Investor Limited Partnership:
   Interest, $65 stated value per cash unit
   and $66 stated value per deferred unit;
   authorized - 3,500 units; issued and
   outstanding - 3,500 units........               55,145           54,991
General partners....................              (19,294)         (19,297)
                                               -------------     ----------

      Total partners' capital.......               35,851           35,694
                                               -------------     ----------

      Total liabilities and partners' capital  $   35,905        $  35,744
                                               -------------     ----------


The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Operations
For the Three Months Ended March 31, 1999 and 1998 (Unaudited)
------------------------------------------------------------------------------


                                              1999              1998
                                            --------         -------
                                   (Amounts in Thousands, Except Per Unit Data)
Income:
  Property management fees..........      $     158         $     186
  Leasing commissions...............            124               120
  Interest income...................             42                34
                                        -----------        ----------

     Total income...................            324               340
                                         ----------         ---------

Expenses:
  General and administrative........            154               215
  Asset and property management fees            188               188
                                         ----------         ---------

     Total expenses.................            342               403
                                         ----------        ----------

Equity in income of Jamboree LLC....            179               329
Equity in income loss of
  development partnership (Note 1)..     ----------        ----------

     Income before minority interest            161               266
                                         ----------        ----------

Minority interest in income of:
  Operating partnership.............            (2)               (3)
  Management partnership............            (2)               (2)
                                        -----------       -----------

     Net income ....................      $     157         $     261
                                          ---------         ---------

Net income allocated to General Partners  $       3         $       5
                                         ----------         ---------

Net income allocated to Investor
  Limited Partners..................      $     154         $     256
                                          ---------         ---------

Net income per unit of limited
  partnership interest..............       $  44.00          $  73.00
                                           --------          --------

 The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Partners' Capital
For the Three Months Ended March 31, 1999 and 1998 (Unaudited)
------------------------------------------------------------------------------

(Amounts in Thousands)

                             Units of
                              Limited       Investor
                            Partnership      Limited       General
                             Interest       Partners      Partners       Total
                             --------       --------      --------       -----


Balance, December 31, 1998      3,500      $   54,991    $ (19,297)    $  35,694


Net income................                        154            3           157
                              -------    ------------    ---------     ---------

Balance, March 31, 1999...      3,500      $   55,145   $  (19,294)    $  35,851
                              ========     ==========   ==========     =========



Balance, December 31, 1997      3,500      $   43,103   $  (19,540)    $  23,563


Net income................                        256            5           261
                               -------     ----------   -----------    ---------

Balance, March 31, 1998...      3,500      $   43,359   $  (19,535)    $  23,824
                               ======      ==========   ===========    =========





 The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------


                                                     1999            1998
                                                     ----            ----

                                                    (Amounts in Thousands)
Cash flows from operating activities:
  Net income..............................          $    157      $     261
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Minority interest in income of operating partnership
     and management partnership...........                 4              5
   Equity in income of Jamboree LLC.......              (179)          (329)
   Changes in current assets and liabilities:
     Decrease (increase) in prepaid expenses
      and other assets....................               (10)             95
     Increase in accounts payable, accrued
      expenses and other..................                  -            192
                                                    ---------      ---------

        Net cash provided by (used in) operating
         activities.......................               (28)            224
                                                    ---------      ---------

Cash flows from investing activities:
  Distribution from Jamboree LLC..........                788            231
  Distribution from Development
   Partnership (Note 1)...................                  -              -
                                                    ---------      ---------

        Net cash provide by investing activities          788            231
                                                    ---------      ---------


Increase in cash and cash equivalents.....                760            455

Cash and cash equivalents, beginning of period          3,222          2,607
                                                    ---------      ---------

Cash and cash equivalents, end of period..          $   3,982      $   3,062
                                                    ---------      ---------


 The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
March 31, 1999
------------------------------------------------------------------------------

1.    DEVELOPMENT PARTNERSHIP

      The most significant asset of Winthrop California Investors Limited Partnership (the "Registrant") is a 25% limited partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the "Development Partnership"). Due to a dispute with the general partner of the Development Partnership, this 10-Q does not contain certain information relating to the Development Partnership. Accordingly, in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934, this 10-Q does not contain certain financial information relating to the Registrant's interest in the Development Partnership and the information in this 10-Q is qualified in its entirety as a result thereof. The Registrant is continually attempting to obtain information regarding the Development Partnership but the general partner of the Development Partnership is continually obstructing and hindering the Registrant's access to such information. See Note 5 below for information regarding the various lawsuits between the Registrant and the Development Partnership.

2.    ORGANIZATION

      Winthrop California Investors Limited Partnership (the "Registrant") was originally organized on January 24, 1985 under the Maryland Uniform Limited Partnership Act and was reorganized on October 16, 1985 as a Delaware Limited Partnership, to own a 99% General Partnership interest in Crow Winthrop Operating Partnership, a Maryland General Partnership (the "Operating Partnership") as well as a 25% Limited Partnership interest in Crow Winthrop Development Limited Partnership, a Maryland Limited Partnership (the "Development Partnership").

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
March 31, 1999
------------------------------------------------------------------------------

2.     ORGANIZATION (continued)

       The Properties were acquired for a total price of $337,000,000 (the "Purchase Price") consisting of $302,000,000 paid on the Acquisition Date (the "Fixed Purchase Price") and $35,000,000 paid in August 1986 (the "Contingent Purchase Price") when certain development rights were approved for the Development Partnership.

       As described in Item 2 below, ownership of the Headquarters Facility was transferred to Jamboree LLC, a newly formed limited liability company, in exchange for a 10% interest in such entity.

       The General Partners of the Registrant are Winthrop Financial Associates, A Limited Partnership ("WFA") and Three Winthrop Properties, Inc. ("Three Winthrop"). The General Partners made capital contributions totaling $101 for a 2.0% interest in the operating profits and losses of the Registrant.

3.     SIGNIFICANT ACCOUNTING POLICIES

       The accompanying consolidated financial statements include the accounts of the Registrant, the Operating Partnership and the Management Partnership. The Registrant is the 99% General Partner of the Operating Partnership and the 99% Limited Partner of the Management Partnership. The remaining 1% ownership interest of the Operating Partnership is held by an unaffiliated entity (Crow Irvine #2) and the remaining 1% ownership interest in the Management Partnership is held by an affiliate of the Registrant (Winthrop West Coast Realty, Inc.) The ownership interests of these entities have been included in other assets in the accompanying consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

       The Operating Partnership's 10% interest in Jamboree LLC, the entity which owns the Headquarters Facility, is accounted for on the equity method.

       The Registrant owns a 25% Limited Partnership interest in the Development Partnership, which is accounted for under the equity method.

       The consolidated financial statements were prepared on the accrual basis of accounting and reflect the Registrant's results of operations for an interim period, which may not necessarily be indicative of the results of operations for the year ending December 31, 1999. All adjustments considered necessary for a fair presentation of results of operations for an interim period have been made in the accompanying consolidated financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB, for the year ended December 31, 1998.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
March 31, 1999
------------------------------------------------------------------------------

4.    RELATED PARTIES

      The Registrant is required to pay to WFA an asset management fee of $750,000 per year. Expenses for the three months ended March 31, 1999 and 1998 include a management fee of $188,000 earned by WFA.

5.    LEGAL PROCEEDINGS

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

      An answer was filed and each of the parties served written discovery. The Court thereafter stayed the action due to the pending actions in California involving the parties or their affiliates. Upon the expiration of the stay, the plaintiffs moved to dismiss the action without prejudice. On November 3, 1999, the Court dismissed the action without prejudice.

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
March 31, 1999
------------------------------------------------------------------------------

5.     LEGAL PROCEEDINGS (continued)

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
March 31, 1999
------------------------------------------------------------------------------

5.     LEGAL PROCEEDINGS (continued)

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
March 31, 1999
------------------------------------------------------------------------------

5.     LEGAL PROCEEDINGS (continued)

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources
-------------------------------

The Registrant was formed for the purpose of investing in the Operating Partnership and the Development Partnership. The Registrant made a subsequent investment in WC Management. WC Management was formed to provide leasing and management services for the Headquarters Facility.

As discussed in Item 1. Financial Statements, Note 1, due to a dispute with the general partner of the Development Partnership, this 10-Q does not contain certain information relating to the Development Partnership. Accordingly, in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934, this 10-Q does not contain certain financial information relating to the Registrant's interest in the Development Partnership and the information in this 10-Q is qualified in its entirety as a result thereof.

As a result of the inability of the Operating Partnership to satisfy the Existing Secured Note at maturity, the Operating Partnership entered into a pre-approved bankruptcy plan (the "Plan") that was approved by the Bankruptcy Court on October 3, 1997. The Plan provided for, among other things, (i) the transfer by the Operating Partnership of all of its assets and liabilities, including, without limitation, $500,000 of unencumbered cash as well as the Headquarters Facility and debt encumbering the Headquarters Facility, to Jamboree LLC, a newly formed limited liability company, in exchange for a 10% interest in such entity, (ii) the forgiveness, immediately prior to the transfer of the assets and liabilities to Jamboree LLC, by the Certificateholders of approximately $93 million of the debt plus interest accrued thereon, and the issuance of intermediate notes as satisfaction of the remaining outstanding balance of the Existing Secured Note, (iii) the subsequent contribution by Jamboree Office REIT of $4.5 million of the remaining $104.5 million of debt to Jamboree LLC in exchange for the remaining 90% interest in Jamboree LLC, and
(iv) the issuance by Jamboree LLC of the New Notes, which will mature in five years and have an aggregate principal amount of $100 million. In addition, the Operating Partnership will have the right to exchange its interest in Jamboree LLC for an interest in Jamboree Office REIT and to obtain cash payments or equity interests in Jamboree Office REIT upon the occurrence of certain events.

The Registrant derives its liquidity from distributions relating to its investments in WC Management, the Operating Partnership and the Development Partnership. During the three months ended March 31, 1999, the Operating Partnership received a distribution of $788,000 from Jamboree LLC.

The Registrant had $3,982,000 of cash and cash equivalents at March 31, 1999 as compared to $3,222,000 at December 31, 1998. The $760,000 increase in cash and cash equivalents during the period was due to $788,000 of cash provided by investing activities, which was partially offset by $28,000 cash used in operating activities. Cash provided by investing activities includes the $788,000 distribution from Jamboree, LLC. This distribution represented the Operating Partnership's share of cash generated by 1998 operations.

In July 1999, the Headquarters Facility's largest tenant, Fluor Corporation, vacated the premises and ended its lease. Approximately 75% of this space has been re-leased to a new tenant with occupancy scheduled for late 2000. Consequently, it is not expected that the Headquarters Facility 1999 operations will generate sufficient cash flow to enable Jamboree LLC to make a distribution to the Operating Partnership.

As detailed in Part II, Item 1, Legal Proceedings, there are a number of disputes between the Registrant and the general partner of the Development Partnership. Accordingly, the Registrant is unable to estimate when, if ever and to what extent, any distributions will be made by the Development Partnership to the Registrant.

It is expected that WC Management will continue to generate income sufficient to make distributions to the Registrant.

At this time, it appears that the original investment objective of capital growth from inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the properties and the market in which they are located.

Results of Operations
---------------------

The net income realized by the Registrant for the three months ended March 31, 1999 was $157,000 compared to net income of $261,000 for the same period in 1998. The decrease in the net income is primarily attributable to a decrease in equity income from the investment in Jamboree, LLC. Operating income decreased for the three months ended March 31, 1999 as compared to the comparable period in 1998 due to a decrease in property management fees which more than offset slight increases in leasing commissions and interest income. The decrease in management fees as well as the decrease in equity income recognized by the Registrant from its investment in Jamboree, LLC is primarily the result of a reduction by Jamboree, LLC of its estimated operating expense escalation billings in the first quarter of 1999 over 1998. Partially offsetting the decreases in operating income and equity in income of Jamboree, LLC was a decrease in expenses. The decrease in expenses was primarily the result of a decrease in professional fees relative to the various lawsuits.

As indicated above, the Development Partnership has not provided operating information for the periods ended March 31, 1999 or 1998. Accordingly, the Registrant's consolidated statement of operations does not take into account the Registrant's equity in the income or loss of the Development Partnership.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant is exposed to market risks from adverse changes in interest rates as decreases in U.S. interest rates affect the interest earned on the cash and cash equivalents of Registrant. The Registrant places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of June 30, 1999, the Registrant had no significant concentrations of market risk.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.
            -----------------

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

Winthrop California Investors Limited Partnership
March 31, 1999
------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings (continued)
            -----------------

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

Winthrop California Investors Limited Partnership
March 31, 1999
------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings (continued)
            -----------------


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

Winthrop California Investors Limited Partnership
March 31, 1999
------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings (continued)
            -----------------

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

Winthrop California Investors Limited Partnership
March 31, 1999
------------------------------------------------------------------------------


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

      (a)   Exhibit 27

            Financial Data Schedule

      (b)   Reports on Form 8-K:

            None

Winthrop California Investors Limited Partnership
March 31, 1999
------------------------------------------------------------------------------


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WINTHROP CALIFORNIA INVESTORS
                                   LIMITED PARTNERSHIP
                                   (Partnership)

                              By:  Winthrop Financial Associates, A Limited
                                    Partnership
                                   Managing General Partner

DATED: January 27, 2000            By:  /s/ Michael L. Ashner
                                      -------------------------
                                      Michael L. Ashner
                                      Chief Executive Officer

DATED: January 27, 2000            By:    /s/Thomas C. Staples
                                      -------------------------
                                      Thomas C. Staples
                                      Chief Financial Officer

NEED FDS