Form 10-Q
period 1999-06-30
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2000-01-28
CIK 776105

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1999               Commission File Number 0-14536
                      -------------                                      -------



              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                     04-2869812
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Five Cambridge Center, Cambridge, MA                    02142-1493
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:   (617) 234-3000
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


                           Yes               No  X
                               ---              ---

Winthrop California Investors Limited Partnership
Consolidated Balance Sheets
(Unaudited)
--------------------------------------------------------------------------------


                                                         June 30,   December 31,
                                                           1999         1998
                                                         --------   ------------
                                                         (Amounts in Thousands)
                          Assets

Cash and cash equivalents............................   $  3,115     $  3,222
Prepaid expenses and other assets, net...............         64          239
Equity investment in Jamboree LLC....................        925        1,320
Equity investment in
  development partnership (Note 1)...................     30,963       30,963
                                                        --------     --------

         Total assets................................   $ 35,067     $ 35,744
                                                        --------     --------


             Liabilities and Partners' Capital

Liabilities:
     Accounts payable, accrued expenses
       and other.....................................   $      -     $     38
                                                        --------     --------

         Total liabilities...........................   $      -     $     38
                                                        --------     --------

Minority interest of operating partnership
     and management partnership......................         14           12
                                                        --------     --------

Commitments and contingencies (Note 7)

Partners' capital:
     Limited partners - units of Investor Limited Partnership:
     Interest, $65 stated value per cash unit
     and $66 stated value per deferred unit;
     authorized - 3,500 units; issued and
     outstanding - 3,500 units.......................     54,363       54,991
General partners.....................................    (19,310)     (19,297)
                                                        --------     --------

         Total partners' capital.....................     35,053       35,694
                                                        --------     --------

         Total liabilities and partners' capital.....   $ 35,067    $  35,744
                                                        --------     --------





      The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------


                                        Three Months Ended     Six Months Ended
                                             June 30,               June 30,
                                          1999     1998        1999       1998
                                        ------------------     ----------------
Income:
   Property management fees...........   $  177   $  195     $   335    $   381
   Leasing commissions................      323       61         447        181
   Other income.......................       14        -          14          -
   Interest income....................       44       37          86         71
                                        -------   ------     -------    -------
     Total income.....................      558      293         882        633
                                        -------   ------     -------    -------

Expenses:
   General and administrative.........      176      136         330        351
   Asset and property management fees.      187      187         375        375
                                        -------   ------     -------    -------

     Total expenses...................      363      323         705        726
                                        -------   ------     -------    -------

Equity in income of Jamboree LLC......      214      233         393        562
Equity in income loss of
  development partnership (Note 1)....
                                        -------   ------     -------    -------
     Income before minority interest..      409      203         570        469
                                        -------   ------     -------    -------

Minority interest in income of:
   Operating partnership..............       (2)      (3)         (4)        (6)
   Management partnership.............       (5)      (2)         (7)        (4)
                                        -------   ------     -------    -------

       Net income ....................  $   402   $  198     $   559    $   459
                                        -------   ------     -------    -------

Net income allocated to General
   Partners...........................  $     8   $    4     $    11    $    10
                                        -------   ------     -------    -------

Net income allocated to Investor
   Limited Partners...................  $   394   $  194     $   548    $   449
                                        -------   ------     -------    -------

Net income per unit of limited
   partnership interest...............  $112.00   $55.00     $156.00    $128.00
                                        -------   ------     -------    -------






      The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Partners' Capital
For the Six Months Ended June, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

(Amounts in Thousands)

                                 Units of
                                 Limited      Investor
                               Partnership    Limited      General
                                 Interest     Partners     Partners       Total
                                 --------     --------    ---------     --------

Balance, December 31, 1998....      3,500     $ 54,991    $ (19,297)   $ 35,694

Distributions.................          -       (1,176)         (24)     (1,200)

Net income....................                     548           11         559
                                  -------     ---------   ----------   ---------

Balance, June 30, 1999........      3,500     $ 54,363    $ (19,310)   $ 35,053
                                  =======     =========   ==========   =========



Balance, December 31, 1997....      3,500     $ 43,103    $ (19,540)   $ 23,563

Net income....................                     449           10         451
                                  -------     ---------   ----------   ---------

Balance, June 30, 1998........      3,500     $ 43,552    $ (19,530)   $ 24,022
                                  =======     =========   ==========   =========













      The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------


                                                             1999        1998
                                                             ----        ----
                                                          (Amounts in Thousands)
Cash flows from operating activities:
   Net income............................................   $   559     $   459
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Minority interest in income of operating partnership
       and management partnership........................        11          10
     Equity in income of Jamboree LLC....................      (393)       (562)
     Changes in current assets and liabilities:
       Decrease (increase) in prepaid expenses
         and other assets................................       175          (3)
       Increase (decrease) in accounts payable,
         accrued expenses and other......................       (38)          5
                                                            --------    --------

           Net cash provided by (used in) operating
              activities.................................       314         (91)
                                                            --------    --------

Cash flows from investing activities:
   Distribution from Jamboree LLC........................       788         231
   Distribution from Development
        Partnership (Note 1).............................
   Distribution to Partners..............................    (1,200)          -
                                                            --------    --------

           Net cash provide by (used in)
           investing activities..........................      (412)        231
                                                            --------    --------

Cash flows from financing activities:
   Distribution to minority interest.....................        (9)          -
                                                            --------    --------

           Net cash used in financing activities.........        (9)          -
                                                            --------    --------

Increase (decrease) in cash and cash equivalents.........      (107)        140

Cash and cash equivalents, beginning of period...........     3,222       2,607
                                                            --------    --------

Cash and cash equivalents, end of period.................   $ 3,115     $ 2,747
                                                            --------    --------





      The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
June 30, 1999
--------------------------------------------------------------------------------

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
June 30, 1999
--------------------------------------------------------------------------------

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
June 30, 1999
--------------------------------------------------------------------------------

4.       RELATED PARTIES

         The Registrant is required to pay to WFA an asset management fee of $750,000 per year. Expenses for the six months ended June 30, 1999 and 1998 include a management fee of $375,000 earned by WFA.

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
June 30, 1999
--------------------------------------------------------------------------------

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

         The second motion filed by Jamboree LLC on or about November 12, 1999, in one of the other currently pending actions, in which Winthrop is not a party, seeks to consolidate this action with the same action for which consolidation is sought in the first motion to consolidate (OCSC Case No. 813915) and with three additional cases:
         Crow Winthrop Development Limited Partnership v. Jamboree LLC, et al., OCSC Case No. 789562; Crow Winthrop Development Limited Partnership v. Jamboree LLC, et al., OCSC Case No. 791662; and Jamboree LLC v. Crow Winthrop Development Limited Partnership, Crow Orange County Management Company, Inc., et al., OCSC Case No 806526. WC Management has filed notices that it does not oppose these motions to consolidate.

         3. Winthrop California Investors Limited Partnership v. Crow Winthrop Development Limited Partnership, Civil Action No. 178303, Circuit Court of Montgomery County, Maryland. In October 1997, the Registrant brought suit against the

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
June 30, 1999
--------------------------------------------------------------------------------

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
June 30, 1999
--------------------------------------------------------------------------------

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

The Registrant derives its liquidity from distributions relating to its investments in WC Management, the Operating Partnership and the Development Partnership. During the six months ended June 30, 1999, the Operating Partnership received a distribution of $788,000 from Jamboree LLC.

The Registrant had $3,115,000 of cash and cash equivalents at June 30, 1999 as compared to $3,222,000 at December 31, 1998. The $107,000 decrease in cash and cash equivalents during the period was due to $314,000 of cash provided by operating activities, which was more than offset by $412,000 cash used in investing activities. Cash used in investing activities includes the $788,000 distribution from Jamboree LLC which was more than offset by a $1,200,000 distribution to partners. The $788,000 distribution from Jamboree LLC represented the Operating Partnership's share of cash generated by 1998 operations.

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


Results of Operations
---------------------

The net income realized by the Registrant for the six months ended June 30, 1999 was $559,000 compared to net income of $459,000 for the same period in 1998. The increase in the net income is due to a $249,000 increase in income and a $21,000 decrease in expenses. The increase in income for the comparable periods is due to an increases in leasing commissions ($266,000) earned from Jamboree LLC relative to the lease-up of previously vacated space, other income ($14,000) and interest income ($15,000), partially offset by a decrease in property management fees ($46,000). The decrease in the property management fee is primarily the result of Jamboree LLC reducing its estimated operating expense escalation billings in 1999 over 1998, which reduced the property management fee and the Operating Partnership's share of equity income from $562,000 in 1998 to $393,000 in 1999.

As indicated above, the Development Partnership has not provided operating information for the periods ended June 30, 1999 or 1998. Accordingly, the Registrant's consolidated statement of operations does not take into account the Registrant's equity in the income or loss of the Development Partnership.

The net income realized by the Registrant for the three months ended June 30, 1999 was $402,000 compared to net income of $198,000 for the same period in 1998. The increase in the net income is due to a $265,000 increase in income which more than offset a $40,000 increase in expenses and a $19,000 decrease in equity in income of Jamboree LLC. The increase in income for the comparable periods is due to an increases in leasing commissions, other income and interest income, which more than offset a decrease in property management fees. The increase in expenses was due to increased general and administrative expenses.

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

Winthrop California Investors Limited Partnership
June 30, 1999
--------------------------------------------------------------------------------



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


                            WINTHROP CALIFORNIA INVESTORS
                            LIMITED PARTNERSHIP
                            (Registrant)


                        By: Winthrop Financial Associates, A Limited Partnership
                            Managing General Partner



DATED: January 27, 2000     By: /s/ Michael L. Ashner
                                ----------------------------
                                Michael L. Ashner
                                Chief Executive Officer



DATED: January 27, 2000     By: /s/Thomas C. Staples
                                ----------------------------
                                Thomas C. Staples
                                Chief Financial Officer