Form 10-Q
period 1999-09-30
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2000-01-28
CIK 776105

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1999     Commission File Number  0-14536
                      ------------------                             -------



              WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
              -------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                       04-2869812
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Five Cambridge Center, Cambridge, MA                       02142-1493
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:      (617) 234-3000
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


                           Yes            No    X
                               -------       -------

Winthrop California Investors Limited Partnership
Consolidated Balance Sheets
(Unaudited)
--------------------------------------------------------------------------------

                                                                 September 30,             December 31,
                                                                     1999                      1998
                                                                --------------             ------------
                                                                         (Amounts in Thousands)
                          Assets

Cash and cash equivalents    ...................                 $    2,945                $    3,222
Prepaid expenses and other assets, net...............                    45                       239
Equity investment in Jamboree LLC....................                   929                     1,320
Equity investment in
  development partnership (Note 1)...................                30,963                    30,963
                                                                 ----------                ----------

         Total assets................................             $  34,882                 $  35,744
                                                                  ---------                 ---------


             Liabilities and Partners' Capital

Liabilities:
     Accounts payable, accrued expenses
       and other.....................................        $            -              $         38
                                                             --------------              ------------

         Total liabilities...........................        $            -              $         38
                                                             --------------              ------------

Minority interest of operating partnership
     and management partnership......................                    15                        12
                                                              -------------             -------------

Commitments and contingencies (Note 7)

Partners' capital:
     Limited partners - units of Investor Limited
     Partnership: Interest, $65 stated value per cash
     unit and $66 stated value per deferred unit;
     authorized - 3,500 units; issued and
     outstanding - 3,500 units.......................                54,180                    54,991
General partners.....................................               (19,313)                  (19,297)
                                                              -------------               -----------

         Total partners' capital.....................                34,867                    35,694
                                                              -------------                ----------

         Total liabilities and partners' capital.....         $      34,882                 $  35,744
                                                              -------------                 ---------

 The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                           1999                 1998     1999                1998
                                                           -------------------------     ------------------------
                                                                (Amounts in Thousands, Except Per Unit Data)
Income:
   Property management fees..........................     $   103         $    209       $    438       $    590
   Leasing commissions...............................          77              371            524            552
   Other income......................................           -                -             14              -
   Interest income...................................          36               36            122            107
                                                      -----------       ----------      ---------      ---------

       Total income..................................         216              616          1,098          1,249
                                                       ----------        ---------       --------       --------

Expenses:
   General and administrative........................         217              121            547            472
   Asset and property management fees................         188              188            563            563
                                                      -----------        ---------      ---------      ---------

       Total expenses................................         405              309          1,110          1,035
                                                      -----------       ----------       --------       --------

Equity in income of Jamboree LLC.....................           4              255            397            817
Equity in income loss of
  development partnership (Note 1)...................     _______           ______         ______         ______

       Income  (loss) before minority interest.......       (185)              562            385          1,031
                                                       ----------       ----------     ----------      ---------

Minority interest in income of:
   Operating partnership.............................           -              (4)            (4)           (10)
   Management partnership............................         (1)              (4)            (8)            (8)
                                                     ------------      -----------   ------------   ------------

       Net income ...................................   $   (186)        $     554      $     373       $  1,013
                                                        ---------        ---------      ---------       --------

Net income (loss) allocated to General
   Partners.......................................... $       (4)       $       11    $         8     $       20
                                                      -----------       ----------    -----------     ----------

Net income (loss) allocated to Investor
   Limited Partners..................................   $   (182)        $     543      $     365      $     993
                                                        ---------        ---------      ---------      ---------

Net income per unit of limited
   partnership interest..............................   $   52.00          $155.00        $104.00        $284.00
                                                        ---------          -------        -------        -------


 The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Partners' Capital
For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

(Amounts in Thousands)

                                            Units of
                                             Limited             Investor
                                           Partnership            Limited              General
                                            Interest             Partners             Partners               Total
                                           -----------           -----------        ------------          ------------

Balance, December 31, 1998...........            3,500              $  54,991          $ (19,297)             $  35,694

Distributions........................                -                (1,176)                (24)               (1,200)

Net income...........................                                     365                   8                   373
                                           -----------            -----------    ----------------          ------------

Balance, September 30, 1999..........            3,500              $  54,180          $ (19,313)             $  34,867
                                          ============              =========          ==========             =========



Balance, December 31, 1997...........            3,500               $ 43,103          $ (19,540)             $  23,563

Net income...........................          _______                    993                  20                 1,013
                                                                  -----------   -----------------          ------------

Balance, September 30, 1998..........            3,500              $ 44,096           $ (19,520)             $  24,576
                                           ===========              =========          ==========             =========


 The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                              1999                1998
                                                                              ----                ----
                                                                               (Amounts in Thousands)
Cash flows from operating activities:
   Net income.................................................             $   373            $  1,013
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Minority interest in income of operating partnership
       and management partnership.............................                  12                  18
     Equity in income of Jamboree LLC.........................                (397)               (817)
     Changes in current assets and liabilities:
       Decrease in prepaid expenses and other assets..........                 194                  73
       Increase (decrease) in accounts payable,
         accrued expenses and other...........................                 (38)                  5
                                                                        ------------        -----------

           Net cash provided by (used in) operating
              activities......................................                 144                 292
                                                                        ------------         -----------

Cash flows from investing activities:
   Distribution from Jamboree LLC.............................                 788                 231
   Distribution from Development
        Partnership (Note 1)..................................
Distribution to Partners......................................              (1,200)                  -
                                                                          ----------        --------------

           Net cash provide by (used in)
              investing activities............................                (412)                231
                                                                         -----------           ---------

Cash flows from financing activities:
   Distribution to minority interest..........................                  (9)                  -
                                                                       -------------         -------------

           Net cash used in financing activities..............                  (9)                  -
                                                                       -------------         -------------

Increase (decrease) in cash and cash equivalents..............                (277)                523

Cash and cash equivalents, beginning of period................               3,222               2,607
                                                                          ----------            ----------

Cash and cash equivalents, end of period......................           $   2,945            $  3,130
                                                                           =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
September 30, 1999
--------------------------------------------------------------------------------



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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
September 30, 1999
--------------------------------------------------------------------------------

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
September 30, 1999
--------------------------------------------------------------------------------

4.      RELATED PARTIES

        The Registrant is required to pay to WFA an asset management fee of $750,000 per year. Expenses for the nine months ended September 30, 1999 and 1998 include a management fee of $563,000 earned by WFA.

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
September 30, 1999
--------------------------------------------------------------------------------

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
September 30, 1999
--------------------------------------------------------------------------------

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

Winthrop California Investors Limited Partnership
Notes to Consolidated Financial Statements
September 30, 1999
--------------------------------------------------------------------------------

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

The Registrant derives its liquidity from distributions relating to its investments in WC Management, the Operating Partnership and the Development Partnership. During the nine months ended September 30, 1999, the Operating Partnership received a distribution of $788,000 from Jamboree LLC.

The Registrant had $2,945,000 of cash and cash equivalents at September 30, 1999 as compared to $3,222,000 at December 31, 1998. The $277,000 decrease in cash and cash equivalents during the period was due to $144,000 of cash provided by operating activities, which was more than offset by $412,000 cash used in investing activities. Cash used in investing activities includes the $788,000 distribution from Jamboree LLC which was more than offset by a $1,200,000 distribution to partners. The $788,000 distribution from Jamboree LLC represented the Operating Partnership's share of cash generated by 1998 operations.

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

During the fourth quarter of 1999, WC Management successfully negotiated a lease with ConAgra, Inc. for a significant portion of the vacant space at the Headquarters Facility. Currently, tenant improvements are being made with respect to the ConAgra lease. ConAgra is not required to commence paying rent until September 2000 with respect to 262,648 square feet of space and December 1, 2000 with respect to 121,469 square feet of space. At November 30, 1999, 92% of the Headquarters Facility was leased under leases with an average rental rate (exclusive of the recently signed lease with ConAgra, Inc.) of $21.00 per square foot.

At this time, it appears that the original investment objective of capital growth from inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the properties and the market in which they are located.

Results of Operations

The net income realized by the Registrant for the nine months ended September 30, 1999 was $373,000 as compared to net income of $1,013,000 for the same period in 1998. The decrease in the net income is attributable to a $151,000 decrease in income, a $75,000 increase in expenses and a $420,000 decrease in equity in income of Jamboree LLC. The decrease in income is primarily attributable to a decrease in management fees of $152,000 is a result of significant tenant vacancies incurred at the Headquarters Facility during the third quarter of 1999. The increase in expenses is due to an increase in general and adminstrative expenses which is attributable to increased leasing commissions. The decrease in equity income of Jamboree LLC is also attributable to the significant vacancies incurred at the Headquarters Facility during the third quarter of 1999. As indicated above, the Development Partnership has not provided operating information for the periods ending September 30, 1999 or 1998. Accordingly, the Registrant's consolidated statement of operations does not take into account the Registrant's equity in the income or loss of the Development Partnership.

The Registrant realized a net loss of $186,000 for the three months ended September 30, 1999 as compared to net income of $554,000 for the same period in 1998. The decrease in the net income is attributable to a $400,000 decrease in income, a $96,000 increase in expenses and a $251,000 decrease in equity in income of Jamboree LLC. The decrease in income is primarily attributable to a decrease in management fees and leasing commissions. The increase in expenses is due to an increase in general and administrative expenses which is attributable to increased leasing commissions.

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

Winthrop California Investors Limited Partnership
September 30, 1999
--------------------------------------------------------------------------------



PART II - OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)      Exhibit 27

                           Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           None

Winthrop California Investors Limited Partnership
September 30, 1999
--------------------------------------------------------------------------------


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

                                    WINTHROP CALIFORNIA INVESTORS
                                    LIMITED PARTNERSHIP
                                    (Registrant)

                                    By:     Winthrop Financial Associates,
                                            A Limited Partnership Managing
                                            General Partner


DATED: January 27, 2000                     By:  /s/ Michael L. Ashner
                                                 -------------------------------
                                                         Michael L. Ashner
                                                     Chief Executive Officer



DATED: January 27, 2000                     By:  /s/ Thomas C. Staples
                                                 -------------------------------
                                                         Thomas C. Staples
                                                      Chief Financial Officer