Form 10-K/A
period 1998-12-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2000-03-08
CIK 776105

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K/A

                                (Amendment No. 2)

                  Annual Report Pursuant to Section 13 or 15(d)

                       of Securities Exchange Act of 1934

                                                               Commission  File
For the fiscal year ended December 31, 1998                     Number  0-14536
                          -----------------                             --------

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

         Delaware                                                                            04-2869812
-----------------------                                                           ----------------------------------
(State of organization)                                                           (IRS Employer Identification No.)
Five Cambridge Center, 9th Floor, Cambridge, Massachusetts                                                   02142
----------------------------------------------------------                                                --------
   (Address of principal executive offices)                                                            (Zip  Code)

Registrant's telephone number including area code:                                                  (617) 234-3000
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Winthrop California Investors Limited Partnership's Annual Report on Form 10-K for the Year ended December 31, 1999 is hereby amended by adding
Exhibit 99.2 thereto which amendment sets the reasons for the Registrant's independent auditors inability to issue an opinion on the Registrant's financial statements for the years ended December 31, 1999 and 1998.

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

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

By:      WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP,
         Managing General Partner

         By:      /s/Michael L. Ashner
                  ---------------------------
                     Michael L. Ashner
                     Chief Executive Officer

Date:  March 7, 2000

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

   (x)               Lease between Crow Winthrop Operating Partnership and Denny's Inc., dated December        (5)
                     30, 1988

   (y)               Sublease between Crow Winthrop Operating Partnership and AT&T dated December 20, 1988     (5)

   (z)               Assignment and Assumption of Management Agreement, dated February 28, 1992, by and        (1)
                     between Crow Orange County Management Company, Inc. and Winthrop California Management
                     Limited Partnership

   (aa)              Second Amendment to Partnership Agreement, dated February 28, 1992, by and between        (1)
                     Crow Irvine #2 and Winthrop California Investors Limited Partnership

   (bb)              Fourth Amendment to Limited Partnership Agreement and Certificate of Amendment, dated     (1)
                     February 28, 1992, by and between Crow Irvine #2 and Winthrop California Investors
                     Limited Partnership

99.1                 Audited Financial Statements of Crow Winthrop Development Limited Partnership for the     (6)
                     years ended December 31, 1998 and 1997

99.2                 Letter from Registrant's Independent Auditors with respect to the inability to audit       7
                     the Registrant's financial statements for the Years ended December 31, 1998 and December
                     31, 1997

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