Form 10KSB
period 1999-12-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2000-04-14
CIK 776105

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                        of Securities Exchange Act of 1934

                                                                Commission  File
For the fiscal year ended December 31, 1999                    Number  0-14536
                          -----------------                            -------

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       04-2869812
----------------------------                ----------------------------------
(State of organization)                      (IRS Employer Identification No.)

Five Cambridge Center, 9th Floor, Cambridge, Massachusetts           02142
----------------------------------------------------------        --------
   (Address of principal executive offices)                       (Zip  Code)

Registrant's telephone number including area code:             (617) 234-3000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $2,303,000

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

      The most significant asset of Winthrop California Investors Limited Partnership (the "Registrant") is its 25% limited partnership interest in the Development Partnership. Due to a dispute with the general partner of the Development Partnership, the Registrant has been unable to obtain the necessary information with which to complete audited financial statements as well as provide full disclosure regarding the Development Partnership's operations. See "Item 3. Litigation." Although, the Registrant has been provided with audited financial statements for the Development Partnership for the year ended December 31, 1998, the auditors for the Development Partnership have informed the Registrant and its auditors that they will not consent to the Registrant relying on the Development Partnership's audited financial statements in connection with the completion of the Registrant's audited financial statements. Further, the financial information relating to the Development Partnership necessary to generate financial statements for the Registrant for the year ended December 31, 1999 has not been provided. Accordingly, (i) the information set forth in Item 2 regarding the Development Partnership may be incomplete, (ii) this Form 10-KSB contains no information with respect to the Development Partnership's operations and (iii) the financial statements required by Item 7 have been omitted in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934. Attached hereto as Exhibit 99.2 is the audited financial statements of the Operating Partnership for the year ended December 31, 1999.

                                     PART I

Item 1.Description of Business.

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

Change in Ownership; Mortgage Loan Workout

      After the acquisition of the Headquarters Facility, the Orange County rental market, in general, and the rental market in the area proximate to John Wayne Airport (the "Greater Airport market") weakened dramatically as supply of office space outpaced demand. In addition, in the late 1980s an affiliate of Fluor Corporation ("Fluor"), which originally occupied 100% of the Headquarters Facility, began exercising its right to cancel its lease with respect to significant portions of space at the Headquarters Facility. While much of the vacated space was re-let and vacancy rates remained low at the Headquarters Facility, the Headquarters Facility suffered a decline in achievable rents. The decline in rents was due to significantly lower rental rates for the re-let Fluor space, which were consistent with the then current market rates. Furthermore,

Fluor notified the Registrant in 1996 that it intended to construct a new facility to serve as its headquarters and vacated the Headquarters Facility upon its lease expiration in 1998.

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

      Pursuant to the terms of the Operating Agreement of Jamboree LLC, Jamboree LLC will terminate on the earlier to occur of (i) one year after the sale or transfer of the Headquarters Facility, provided that the Jamboree LLC Board (as defined below) does not vote to continue the company, (ii) September 28, 2002,
(iii) the consent of the members of Jamboree LLC or (iv) as required by applicable law. Jamboree LLC is governed by a five person board of member representatives (the "Jamboree LLC Board"). The board of members consist of one member designated by the Operating Partnership and four members designated by Jamboree Office REIT. A majority of the members of the Jamboree LLC Board must approve (i) all operating decisions not designated as requiring unanimous approval in Jamboree LLC's Limited Liability Company Agreement (the "LLC Agreement") and (ii) termination for cause of the Management Agreement (as hereinafter defined). Unanimous approval of the Jamboree LLC Board is required to (i) commence a voluntary case under the Bankruptcy Code, (ii) terminate the Management Agreement without cause, (iii) sell all or any material portion of the Headquarters Facility prior to three years after the effective date of the Plan, (iv) except as otherwise provided in the LLC Agreement, issue additional units representing membership interests (v) authorize business activities other than the ownership and operation of the Headquarters Facility within three years of the Effective Date, (vi) following the sale of the Headquarters Facility, authorize the continued existence of Jamboree LLC for more than one year, and
(vii) authorize certain other matters as provided in the LLC Agreement.

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

      The fair market value of the REIT Shares for the purpose of the Property Appreciation Right will be determined by an appraisal obtained by Jamboree Office REIT. If the Operating Partnership disputes the appraisal obtained by Jamboree Office REIT, it may obtain a second appraisal. If the appraisals differ by less than 10%, then the value will be deemed to be the average of the two determinations. If the appraisals differ by 10% or more, then the two appraisers will select a third appraiser to perform a third appraisal, and the value will be deemed to be the value that constitutes the mid-point of the range between the two determinations that are closest in amount.

      To satisfy the Second Intermediate Note, Jamboree LLC issued promissory notes (the "New Notes") having an aggregate principal amount of $100,000,000 to the Certificateholders. The New Notes are divided into two tranches, the Class A Notes and the Class B Notes. The Class A Tranche had an initial principal balance of $80,000,000, bears interest at 2.25% above the interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class A Notes and is payable in interest only for the first 36 months (provided, however, that payments of interest for a the first 12 month period may be made by issuing additional Class A Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule. In this regard, additional Class A Notes in the original principal amount of approximately $2,633,000 were issued to satisfy a portion of the interest payments due on the Class A Notes. No additional Class A Notes were issued in 1999 to satisfy interest due on the Class A Notes. The Class B Tranche had an initial principal balance of $20,000,000, bears interest at 3.0% above the interest rate on United States Treasury Bonds or Notes with a maturity date closest to the Class B Notes and is payable in interest only for the first 36 months (provided, however, that payments of interest for the first 48 months may be made by issuing additional Class B Notes) and thereafter, monthly payments of interest and principal based on a 25-year amortization schedule. In this regard, additional Class A Notes in the original principal amount of approximately $3,882,000 were issued as of December 31, 1999 to satisfy a portion of the interest payments due on the Class B Notes.

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

      In connection with the transaction described above, the Registrant and WFA agreed to indemnify Crow Irvine for any liability it may incur, on a going forward basis, as a result of it remaining a general partner of the Operating Partnership. In addition, Crow Irvine gave up its right of first offer in the event of a sale of the Headquarters Facility, and the buy-sell arrangement originally included in the partnership agreement as a mechanism to resolve disputes was eliminated. The amendment to the partnership agreement for the Development Partnership eliminated the Registrant's right of first offer in the event of a sale of the land. The buy/sell rights in the partnership agreement for the Development Partnership remained unchanged. In addition, the provisions in the partnership agreement of the Operating Partnership which restricted the ability of the principals of Crow Irvine to transfer their interests were amended. As amended, the principals may transfer their interests so long as there is no change in control. Transfers which would cause a change in control require the prior consent of the Registrant, which consent will not be unreasonably withheld. Such consent will be given so long as the transferee has net worth and experience comparable to the present principals and the transferee is of sound moral character (i.e., not known to engage in criminal conduct) and has a good business reputation.

Exercise of Development Partnership Buy/Sell

      On March 3, 2000, the Registrant solicited the consent of Limited Partners to the exercise by the Registrant of the buy/sell right set forth in the Partnership Agreement for the Development Partnership. On April 3, 2000, the requisite consent of the Limited Partners was obtained and the Registrant sent a buy/sell notice (the "Buy/Sell Notice") to Crow Irvine, the general partner of the Development Partnership, which notice was consistent with the terms of the Solicitation Statement. In general, the Development Partnership's Partnership Agreement provides that if a partner believes that irreconcilable differences exist between the partners which inhibit the Development Partnership from achieving its goals, a partner may make an offer to acquire the other partners interest in the Development Partnership. The non-exercising partner then has the right to either acquire the exercising partner's interest for the price set forth in the Buy/Sell Notice or sell its interest to the exercising partner for the price set forth in the Buy/Sell Notice. On April 7, 2000, Crow Irving brought an action seeking declaratory relief that the Registrant's exercise of the buy/sell right was wrongful. See "Item 3. Litigation." At this time, it is not possible to predict the outcome of such litigation or whether Crow Irvine will accept the Registrant's offer or exercise its right to acquire the Registrant's interest in the Development Partnership.

Employees

      The Registrant does not have any employees. Services are performed for the Registrant by the General Partners and agents retained by them.

Property Management

      Winthrop Management LLC, an affiliate of WFA, has, since 1992, been retained by WC Management to actually perform management and leasing functions at the Headquarters Facility. Winthrop Management LLC is reimbursed at cost by WC Management for the compensation paid by Winthrop Management LLC to certain senior level on-site employees as well as for accounting and other support functions performed off-site by Winthrop Management LLC. The compensation paid to other Winthrop Management LLC employees as well as the costs associated with the office space occupied by Winthrop Management LLC and other administrative expenses are reimbursed to Winthrop Management LLC, at cost, by the Operating Partnership. WC Management and Winthrop Management LLC occupy approximately 13,000 and 2,000 square feet of space, respectively, at the Headquarters Facility. Under the terms of its Management Agreement, WC Management was, until the March 1997 loan restructuring, entitled to a fee of 5% of gross receipts from the Headquarters Facility. As a result of, and as a condition to, the Plan, WC Management's fee has been reduced to 2% of gross receipts. Additionally, WC Management will receive certain incentive fees based on reductions it is able to achieve, if any, in certain operating and other expenses. Leasing commission payments, consistent with prevailing market rates, will be paid to WC Management for all third-party leases it procures for the Headquarters Facility. All payments under the Management Agreement will be paid to WC Management and the Registrant will have no rights to any payments thereunder.

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

Tender Offer

      On November 24, 1999, Sutter/Jamboree Acquisition Fund, LLC ("Sutter/Jamboree") commenced a tender offer to purchase up to 1,000 Units at a purchase price of $1,500 per Unit, pursuant to the terms and conditions of an Offer to Purchase dated November 24, 1999, and the related Letter of Transmittal (together, the "Sutter Offer"). On November 30, 1999, the Registrant received a letter from counsel to Sutter/Jamboree in the Sutter Offer notifying it of the Sutter Offer and providing a copy of the offering materials related thereto. The letter also contained a request that the Registrant comply with certain provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") by either providing Sutter/Jamboree with a list of the name and address of, and the number of units held by, each limited partner of your partnership, or agreeing to mail the Sutter Offer offering materials to limited partners.

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

      A number of amendments to each offer were made in which the expiration date of the Sutter Offer and the Quadrangle Offer were extended and the prices offered ultimately increased to $5,000 per Unit, with respect to the Sutter Offer, and $5,100 per unit, with respect to the Quadrangle Offer. Upon expiration of the offers, Sutter received no Units and Quadrangle acquired
586.89 units, representing approximately 16,77% of the total outstanding units.

Item 2.  Description of Properties.

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

      The following table sets forth those tenants at the Headquarters Facility that occupy 10% or more of the rentable square footage, business conducted by the tenant, expiration date of the lease term, renewal options and the 1999 annual rent for the leases:

                                            Lease       Renewal     1999 Monthly
Tenant/Business         Square Footage (%)  Expiration  Option (1)  Base Rent
---------------         ------------------  ----------  ----------  ---------

ConAgra, Inc.(2)        390,326 (23.1%)     8/31/10      2-5 yr.     (3)

AirTouch Cellular       189,265 (11.18%)    11/30/00     2-5 yr.(4)  $246,045
Communication Services

Denny's, Inc.           158,362 (9.36%)     7/24/04      3-5 yr.     $214,841
Food service
company(5)

Waban, Inc.(6)          57,208 (3.39%)      7/24/04      3-5 yr.     $62,035
  Home improvement
  retailer

Caltrans District 12    208,156 (12.3%)    3/31/11      None        $251,804
  State transportation
agency (7)

(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2) According to tenant's Annual Report on Form 10-K, ConAgra is a diversified food company that operates across the food chain, from basic agricultural inputs to production and sale of branded consumer products. Tenant entered into lease on November 19, 1999.
(3) Tenant improvements are now under construction. Tenant is not required to commence paying rent until September 2000 with respect to 262,648 square feet of space and December 1, 2000 with respect to 127,678 square feet of space. Lease provides for the following rental payments:

             262,648 Square Feet               127,678 Square Feet
             -------------------               -------------------

         Rent Dates      Monthly Rate      Rent Dates     Monthly Rate
         ----------      ------------      ----------     ------------

    9/1/00 to 8/31/01     $422,863     12/1/00 to 8/31/03    $185,133
    9/1/01 to 2/28/03     $467,513     9/1/03 to 8/31/05     $203,008
    3/1/03 to 8/31/05     $491,152     9/1/05 to 2/29/08     $213,222
    9/1/05 to 2/29/08     $514,790     3/1/08 to 8/31/10     $224,713
    3/1/08 to 8/31/10     $541,055

(4) Tenant has advised WC Management that it does not intend to exercise its renewal option.
(5) Tenant has subleased 106,676 square feet of space to Waban and the remainder of the space to an unaffiliated company.
(6)  The space listed is in addition to the space subleased from Denny's, Inc.
(7) Tenant agreed to terms in December 1999 for expansion space with lease term effective January 1, 2000 for 58,448 square feet. Lease amendment executed in January 2000.

     The following table sets forth the occupancy rates for the last five years and the associated gross rental per square foot amount, as footnoted. At March 31, 2000, 97% (including the ConAgra lease) at the Headquarters Facility was leased under leases with an average rental rate (exclusive of ConAgra) of $21.50 per square foot.

                        Percentage        Average Annual Total
                        Occupancy         Gross Rental Per SF
      Year              Rate(1)           of Occupied Space (2)
      ----              -------           ---------------------

      1995                95.0%                    23.08
      1996                91.5%                    23.34
      1997                97.5%                    20.51
      1998                88.0%                    21.33
      1999                92.0%                    21.50

(1) Occupancy rates are based on December 31 of indicated year and are not yearly averages.
(2) Calculated using operating revenues, including rent escalations and other revenues, for the entire year divided by the total square footage of occupied space (based on the occupancy rates reported in this table).

      The following table sets forth certain information concerning lease expirations as of January 1, 2000 (assuming no renewals for this property for the period from January 1, 2000 through December 31, 2009).


               Number of      Aggregate SF      Annualized             Percentage of
             Tenants Whose     Covered By    Rentals for Leases     Total Annualized
             Leases Expire   Expiring Leases    Expiring($)             Rental
             -------------   ---------------    -----------             ------
   2000            10           230,850        3,049,827                12.49
   2001            6             61,376          475,836                 1.75
   2002            11            70,882          588,104                 2.28
   2003            6            136,214        1,613,271                 6.69
   2004            4            153,525        1,924,774                10.53
   2005            4            133,167        2,485,124                15.80
   2006            0                  0                0                    0
   2007            0                  0                0                    0
   2008            0                  0                0                    0
   2009            0                  0                0                    0

      In the opinion of the General Partners, as of March 31, 2000 the properties comprising the Headquarters Facility are adequately covered by insurance.

      The Development Partnership.

      The following information relating to the Development Partnership is based solely on information provided to the Partnership by the general partner of the Development Partnership. As stated earlier, due to disputes with the general partner of the Development Partnership, the Partnership makes no representation or warranty as to the accuracy thereof.

      The Development Partnership was formed in 1985 for the purpose of acquiring, owning and developing approximately 120 acres of land in Orange County, California. The general partner is Crow Irvine #2, a California limited partnership and the limited partner is The Registrant.

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

      On or about September 24, 1999, the plaintiffs were granted the right to file an amended complaint. The amended complaint is not substantively different from the original complaint, and the only relief sought is declaratory relief. An Answer was filed on behalf of WC Management on or about October 22, 1999. On January 7, 2000, the court, without opposition from WC Management, consolidated this action with four other pending actions which involve the same subject property namely, Crow Winthrop Development Limited Partnership, a Maryland limited partnership, and Crow Orange County Management Company, Inc., a Texas corporation vs. Jamboree LLC, a Delaware limited liability company, OCSC Case No. 813915; Crow Winthrop Development Limited Partnership v. Jamboree LLC, et al., OCSC Case No. 789562; Crow` Winthrop Development Limited Partnership v. Jamboree LLC, et al., OCSC Case No. 791662; and Jamboree LLC v. Crow Winthrop Development Limited Partnership, Crow Orange County Management Company, Inc., et al., OCSC Case No. 806526. WC Management is not named as a party in any of these four other actions.

      Discovery is ongoing, and several of the plaintiffs' claims are now moot. Although it is not possible to predict the likely outcome of the action at this time, no monetary damages are sought from WC Management.

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

      The Registrant has filed a motion for leave to amend its complaint to allege additional causes of action against the defendants. The defendants have filed papers indicating that they do not oppose the Registrant's motion for leave to file an amend complaint. The defendants also have filed a motion for summary adjudication on the Registrant's first cause of action for breach of agreement asking the court to enter judgment in favor of the defendant's on that cause of action. The Registrant has opposed the defendants motion for summary adjudication which is scheduled for hearing on April 14, 2000.

      5. Winthrop California Investors Limited Partnership v. Crow Winthrop Development Limited Partnership, et al.,/Crow Winthrop Development Limited Partnership and Crow Irvine #2 v. Winthrop California Investors Limited Partnership, et al., United States District Court for the Central District of California, Southern Division, Case No. SACV99-1519 GLT (ANx). On or about November 5, 1999, defendants, the Development Partnership and its general partner, filed a cross-complaint in the action described in numbered paragraph 4 above, purporting to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unfair business practices. The Registrant and certain affiliates, as well as several unaffiliated entities are named as cross-defendants in the cross-complaint. In summary, the cross-complaint appears to allege that the cross-defendants have engaged in a conspiracy to fraudulently acquire and manipulate the management positions of numerous partnerships to their benefit and in particular have done so with respect to the Operating Partnership, which the cross-claimants allege was improperly forced into bankruptcy to the alleged detriment of the cross-claimants. The cross-claimants also allege that the Registrant in its capacity as a limited partner in the Development Partnership has breached its alleged fiduciary duties to the Development Partnership by allegedly participating in or filing lawsuits, in order to hinder the development of the Development Partnership's land; failing to abide by agreements; and by disclosing proprietary information concerning the Development Partnership.

      On December 8, 1999, the Registrant and others removed the cross-complaint to the United States District Court for the Central District of California, Southern Division which transferred the cross-complaint to the United States Bankruptcy Court for the Central District of California where the Operating Partnership's bankruptcy proceeding remains open. On December 13, 1999, the cross-claimants filed a motion to remand the cross-complaint back to state court which the Registrant and the other defendants opposed. On December 15, 1999, the Registrant filed a motion to dismiss the cross-complaint on the grounds that it raises issues already decided in the Operating Partnership's bankruptcy proceeding.

      Hearings on the motions were held on January 11, 2000 and February 17, 2000. On March 14, 2000, the Bankruptcy Court entered an order granting the motions to dismiss and the motion to strike filed by the Registrant and the other defendants. The Bankruptcy Court ruled that the cross-claimants were barred by the doctrine of res judicata from asserting claims based on allegations that the Operating Partnership's bankruptcy case has been conducted in anything other than good faith and that the doctrine of res judicata barred the cross-claimants from asserting all claims alleged in the cross-complaint that relate to or arise from the filing of the Operating Partnership's bankruptcy case and in processing the bankruptcy case to plan confirmation and granted the motions to dismiss to that extent only.

      On March 24, 2000, the cross-claimants filed a notice of appeal by which they appealed to the United States District Court for the Central District of California from the Bankruptcy Court's March 14, 2000, order granting the motions to dismiss and the motion to strike filed by the Registrant and the other defendants.

      On March 31, 2000, the Bankruptcy Court entered an order remanding the proceeding to state court in California.

      7. Crow Irvine #2 v. Winthrop California Investors Limited Partnership, Superior Court for the State of California, County of Orange, Case No. 00CC04296. On or about April 7, 2000, Crow Irvine #2, the general partner of the Development Partnership, brought an action against the Registrant seeking declaratory relief with respect to the Registrant's exercise of the buy/sell right set forth in the partnership agreement of the Development Partnership. In general, Crow Irvine #2 alleges that (i) there can be no reasonable basis for a good faith belief that irreconcilable differences exist between Crow Irvine #2 and the Registrant so as to prevent the Development Partnership from achieving its purposes, (ii) the buy/sell right can not be invoked,

(iii) the Development Partnership is achieving its purpose and, accordingly, the buy/sell notice cannot be invoked, (iv) the formula used by the Registrant in the Buy/Sell Notice is no longer viable, (v) the amount set forth in the Buy/Sell Notice as being required to be paid to Crow Irvine #2 was incorrectly calculated, and (vi) the amount set forth in the Buy/Sell Notice as being required to be paid to the Registrant if Crow Irvine #2 elects to acquire the Registrant's interest in the Development Partnership was incorrectly calculated. The Registrant believes that it correctly complied with the provisions of the partnership agreement of the Development Partnership, that it has a good faith belief that irreconcilable differences exist between Crow Irvine #2 and the Registrant so as to prevent the Development Partnership from achieving its purposes and that the methodology used to calculate the buy/sell prices is accurate.

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for the Units in the Registrant. Trading in the Units is sporadic and occurs solely through private transactions. In addition, transfers of Units are subject to limitations set forth in the Registrant's partnership agreement which require the prior written consent of WFA of any such transfer, which consent may be granted or denied in WFA's sole discretion. As of April 1, 2000, there were 1,316 holders of 3,500 Units.

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

      No cash distributions were paid or accrued to the Limited Partners for the years ended December 31, 1997 and 1998. Although the Registrant received distributions from WC Management in 1997 and 1998, these distributions have been applied to replenish unrestricted reserves previously held by the Registrant and to pay certain accrued but unpaid fees to WFA. In 1999, $1,176,000 ($336 per unit) was distributed to limited partners from reserves. It is not anticipated that that there will be any additional distributions from operations in the near future.

      Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6      Management's Discussion and Analysis or Plan of Operation.

      The most significant asset of the Registrant is its 25% limited partnership interest in the Development Partnership. Due to a dispute with the general partner of the Development Partnership, the Registrant has been unable to obtain the necessary information with which to complete audited financial statements as well as provide full disclosure regarding the Development Partnership's operations. See "Item 3. Litigation." Although, the Registrant has been provided with audited financial statements for the Development Partnership for the year ended December 31, 1998, the auditors for the Development Partnership have informed the Registrant and its auditors that they will not consent to the Registrant relying on the Development Partnership's audited financial statements in connection with the completion of the Registrant's audited financial statements. Further, the financial information relating to the Development Partnership necessary to generate financial statements for the Registrant for the year ended December 31, 1999 has not been provided. Accordingly, the Registrant does not have the information required to be set forth in this Item 6 and has omitted this Item 6 in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934.

Item 7.  Financial Statements.

      The most significant asset of the Registrant is its 25% limited partnership interest in the Development Partnership. Due to a dispute with the general partner of the Development Partnership, the Registrant has been unable to obtain the necessary information with which to complete audited financial statements as well as provide full disclosure regarding the Development Partnership's operations. See "Item 3. Litigation." Although, the Registrant has been provided with audited financial statements for the Development Partnership for the year ended December 31, 1998, the auditors for the Development Partnership have informed the Registrant and its auditors that they will not consent to the Registrant relying on the Development Partnership's audited financial statements in connection with the completion of the Registrant's audited financial statements. Further, the financial information relating to the Development Partnership necessary to generate financial statements for the Registrant for the year ended December 31, 1999 has not been provided. Accordingly, the Registrant's financial statements have been omitted in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The Registrant has no directors or executive officers. The managing general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2000, the names of the executive officers of WFA and the position held by each of them, are as follows:

                         Position Held with the        Has Served as a Director
Name                     Managing General Partner      or Officer Since
----                     ------------------------      -------------------

Michael L. Ashner        Chief Executive Officer        1-96
                         and Director

Thomas C. Staples        Chief Financial Officer        1-99

Peter Braverman          Executive Vice President       1-96
                         and Director

Carolyn Tiffany          Chief Operating Officer and    10-95
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

      Peter Braverman, age 48, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

      Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

      (f)   Involvement in Certain Legal Proceedings.  None.


Item 10.    Executive Compensation.

      Registrant is not required to and did not pay any compensation to the officers or partners of the General Partner. The General Partner does not presently pay any compensation to any of its officers or partners (See "Item 12, Certain Relationships and Related Transactions").

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

      (a)   Security Ownership of Certain Beneficial Owners.

      WFA and Three Winthrop own all the outstanding general partnership interests in the Registrant. The following table sets forth certain information regarding Units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership assignee units, by each of the directors of the General Partners of the Registrant and by all directors and executive officers of the General Partners as a group as of March 1, 2000.


  Name and address of Beneficial     Amount and nature of
              Owner                    Beneficial Owner          % of Class
  ------------------------------     --------------------        ----------

 Quadrangle Associates II LLC(1)(2)         586.89                 16.77

 WILCAP Limited Partnership (1)(2)          1,000                   28.6

 WILCAP Holdings Co., Inc.                     18                     *
        (1)(2)(3)

 Winthrop Financial Associates, A               5                     *
        Limited Partnership (1)(2)

All directors and executive                    --                    --
officers as a group (five persons)


*  Less than one percent

(1) The business address for Quadrangle Associates II LLC, WILCAP Limited Partnership WILCAP Holdings Co., Inc. and WFA is Five Cambridge Center, 9th Floor, Cambridge, Massachusetts 02142.
(2) Based upon information supplied to the Registrant by WILCAP Limited Partnership.
(3) WILCAP Holdings Co., Inc. is the general partner of WILCAP Limited Partnership.

      There exists no arrangements known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.    Certain Relationships and Related Transactions.

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

         The fees, commissions and cash distributions which the Registrant paid or accrued for the account of the General Partners and their affiliates for the years ended December 31, 1999 and 1998 are an annual asset management fee payable to WFA of $750,000 per annum. The Registrant paid to the General Partners $750,000 during each of the years ended December 31, 1999 and 1998. In addition, the Management Partnership reimbursed approximately $33,500 and $70,600 in 1998 and 1999, respectively, for costs incurred by an affiliate of the General Partners in connection with the operations of the Management Partnership. The Partnership reimbursed approximately $27,000 and $46,700 in 1998 and 1999, respectively, of costs incurred by an affiliate of the General Partners in connection with investor servicing for the Partnership. The Operating Partnership reimbursed approximately $12,000 in 1998 and 1999 of costs incurred by an affiliate of the General Partners in connection with the operation of the Operating Partnership.

         The Registrant paid a $24,000 distribution to the General Partners in 1999.

         There were no other material transactions between the General Partners or their affiliates and the Registrant during 1997, 1998 or 1999, except as follows:

         In February 1992, WC Management was organized for the purpose of buying out Crow Management's interest in the Management Contract. A wholly-owned subsidiary of WFA contributed $100 to the capital of this partnership in exchange for a 1% general partnership interest. The Registrant contributed approximately $4 million to the capital of WC Management in exchange for a 99% limited partnership interest. In 1997, 1998 and 1999, the WFA affiliate which is the general partner of WC Management received a distribution of $16,076, $12,380 and $12,464, respectively, in respect of its 1.0% interest. Others than the distribution in respect of its 1% interest, the general partner of WC Management received no compensation for its services as general partner.

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

         In January 2000, Quadrangle Associates II LLC (Quadrangle), an affiliate of the WFA, commenced a tender offer for units of limited partnership interest in the Registrant. Upon expiration of the offer, Quadrangle acquired a total of 586.89 units (16.77%) for a purchase price of $5,100 per unit.

         (b)      Certain Business Relationships.

         The Registrant's response to Item 13(a) hereof is incorporated herein by this reference. The Registrant has no other business relationship with entities of which the officers, directors or general partners of the General Partners or its affiliates are officers, directors or 10 percent shareholders other than as discussed in Item 12(a), Security Ownership of Certain Beneficial Owners".

         (c)      Indebtedness of the Management.

         There is no indebtedness to the Registrant by the General Partners or their affiliates, or any of their officers, directors or general partners.

         (d)      Transactions with Promoters.  None.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K.

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

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

By:   WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP,
      Managing General Partner

      By:   /s/Michael L. Ashner
            --------------------------
               Michael L. Ashner
               Chief Executive Officer

Date:  April 13, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name               Title                          Date
--------------               -----                          ----

/s/ Michael Ashner           Chief Executive Officer        April 13, 2000
------------------           and Director
Michael Ashner

/s/ Thomas Staples           Chief Financial Officer        April 13, 2000
-------------------
Thomas Staples


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