Form 10KSB
period 2002-12-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2004-02-06
CIK 776105

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                Commission  File
For the fiscal year ended December 31, 2002                      Number  0-14536
                          -----------------                              -------

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        04-2869812
-----------------------                       ----------------------------------
(State of organization)                       (IRS Employer Identification No.)

7 Bulfinch Place, Suite 500, Boston, Massachusetts                        02114
--------------------------------------------------                     --------
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number including area code:                (617) 570-4600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,524,000

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                                     PART I

Item 1. Description of Business.

Organization

         Winthrop California Investors Limited Partnership (the "Registrant") was originally organized on January 24, 1985 as a Maryland limited partnership. On October 16, 1985, the Registrant was reorganized as a Delaware limited partnership in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. The Registrant was organized for the purpose of owning
(i) a general partnership interest in, and serving as a general partner of, Crow Winthrop Operating Partnership, a Maryland general partnership (the "Operating Partnership") which was originally organized on January 24, 1985 to acquire, own and operate an approximately 1.6 million square foot office facility known as the Fluor Corporation World Headquarters Facility in Irvine (Orange County), California (the "Headquarters Facility"), and (ii) a limited partnership interest in Crow Winthrop Development Limited Partnership, a Maryland limited partnership (the "Development Partnership" and, collectively with the Registrant and the Operating Partnership, the "Partnerships") which was organized on January 24, 1985 to acquire and own in excess of 120 acres of land surrounding the Headquarters Facility (the "Excess Land" and, collectively with the Headquarters Facility, the "Properties") and to develop such Excess Land with office, hotel, retail and entertainment complexes. In March 1992, the Registrant acquired a 99% limited partnership interest in Winthrop California Management Limited Partnership, a Maryland limited partnership ("WC Management"), which had the right to perform management and leasing functions at the Headquarters Facility.

         The general partners of the Registrant (the "General Partners") are Winthrop Financial Associates, A Limited Partnership ("WFA") and Three Winthrop Properties, Inc. ("Three

Winthrop"). Effective January 1, 2001, MB Special LLC, an entity affiliated with several original partners of WFA who retained an indirect minor interest in WFA, was given the right to review the Registrant's budget, distributions and extraordinary transactions. If MB Special LLC disagrees with the budget, a distribution or an extraordinary transaction, MB Special LLC can direct that a different action be taken by the Registrant so long as such action is consistent with WFA's fiduciary obligation to the Registrant's partners.

         The Registrant was initially capitalized with nominal capital contributions from the General Partners. In December 1986, the Registrant completed an offering of 3,500 units of limited partnership interest ("Units") in the Registrant to limited partners ("Limited Partners"), raising capital contributions of $217,780,500. One of the Limited Partners is WILCAP Limited Partnership, a Massachusetts limited partnership which is wholly-owned by WFA and its affiliates ("WILCAP"). On May 9, 1986, WILCAP purchased 1,000 Units for an aggregate price of $54 million, or $54,000 per Unit, payable in cash upon its admission to the Registrant. The purchase price equaled the purchase price paid by other Limited Partners in the offering less brokerage commissions which otherwise would have been payable to an affiliate of WFA and a pro rata portion of certain acquisition fees which otherwise would have been payable to WFA. Of the total capital contributions raised, $151,194,500 was paid upon admission of the Limited Partners, and the balance was payable in installments pursuant to the terms of promissory notes. As of May 1, 1988, the Limited Partners' capital contributions had been paid in full.

Business

         Until 1997, the only business of the Registrant was investing as a 99% general partner in the Operating Partnership, as a 25% limited partner in the Development Partnership and as a 99% limited partner in WC Management. The other partner of the Operating Partnership is Crow Irvine #2, a California limited partnership ("Crow Irvine"). Pursuant to an amendment to the partnership agreement of the Operating Partnership entered into in February 1992, the Registrant assumed sole responsibility for the management of the business of the Operating Partnership. Crow Irvine is also the general partner of the Development Partnership. The general partner of Crow Irvine is Crow Irvine #1, a Texas limited partnership ("Crow Irvine #1"), and the limited partner is the Fluor Corporation.

         In exchange for its interests in the Operating Partnership and the Development Partnership, the Registrant agreed to contribute as capital $138 million and $45 million, respectively, payable in installments. As of May 1988, the Registrant had fully funded the capital contributions.

         As a result of the sale of the Headquarters Facility in September 2002, the remaining assets of the Registrant are its interest in the Development Partnership and its interest in WC Management. It is anticipated that WC Management will be dissolved during 2004.

Operating Partnership

         Initially, the Registrant was entitled to receive (i) 99% (of which the Limited Partners receive 98%) of the profits, losses and cash flow of the Operating Partnership and (ii) 100% (of which the Limited Partners receive 99%) from a sale or refinancing in respect to the Operating Partnership until certain priorities are met, and thereafter, 90% (of which the Limited Partners receive 90% of the proceeds) of such amounts (which priority was not met). However, due to a series of events including the weakening of the rental market in the area proximate to John Wayne Airport (the "Greater Airport market"), the exercise by Fluor Corporation ("Fluor"), which originally occupied 100% of the Headquarters Facility in the late 1980s, of its right to cancel its lease with respect to significant portions of space at the Headquarters Facility and the ultimate non-renewal by Fluor of its lease upon expiration in 1998, the Operating Partnership was unable to satisfy the approximately $198 million due under a Secured Promissory Note (the "Existing Secured Note") at its April 1, 1996 maturity. In connection therewith, the Operating Partnership entered into an Agreement of Understanding with the holders of the Operating Partnership's secured debt pursuant to which the Operating Partnership filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on March 28, 1997. Pursuant to the terms of the Operating Partnership's Second Amended and Restated Plan of Reorganization dated June 27, 1997 (the "Plan"), the Operating Partnership contributed all of its assets and liabilities, including all of its right, title and interest in the Headquarters Facility and $500,000 of unencumbered cash, to Jamboree LLC, a newly formed Delaware limited liability company, in exchange for an initial 10% ownership interest in Jamboree LLC. In addition, Jamboree LLC paid to the Registrant a $500,000 fee in connection with the Plan.

         Pursuant to the terms of the Operating Agreement of Jamboree LLC, Jamboree LLC was scheduled to terminate on the earlier to occur of (i) one year after the sale or transfer of the Headquarters Facility, provided that the Jamboree LLC board does not vote to continue the company, (ii) September 28, 2002, (iii) the consent of the members of Jamboree LLC or (iv) as required by applicable law.

         In addition, the Operating Partnership was granted the right (the "Exchange Right") to exchange its interest in Jamboree LLC at any time after one year from the effectiveness of the Plan (subject to certain exceptions) through March 27, 2002 for shares in Jamboree Office REIT ("REIT Shares"). On September 29, 2000, the exercise period was extended through December 31, 2003. On September 12, 2002, the Operating Partnership exercised its Exchange Right and was issued 90,000 REIT shares.

         Furthermore, the Operating Partnership had the right to acquire additional equity interests in, or receive cash payments from, Jamboree Office REIT (the "Property Appreciation Rights"). Initially, the Property Appreciation Rights were exercisable, if at all, at any time until the close of business on March 27, 2002. In general, the Property Appreciation Rights entitled the Operating Partnership to purchase (i) REIT Shares representing 10% of the equity value of Jamboree LLC for a purchase price of $10,888,888.89 in the aggregate, if the fair market value of all of the issued and outstanding REIT Shares equals or exceeds $98 million divided by Jamboree Office REIT's interest in Jamboree LLC and (ii) REIT Shares representing 55% of the equity value of

Jamboree LLC for a purchase price of $152,777,777.78 in the aggregate, if the fair market value of the issued and outstanding REIT Shares equals or exceeds $125 million divided by Jamboree Office REIT's interest in Jamboree LLC. On September 29, 2000, in connection with a refinancing of the Headquarters Facility, the Property Appreciation Rights were amended. Under the terms of the amendment, the exercise date was extended through December 31, 2003 and the calculation of the fair value required to exercise the purchase of additional equity was amended to give effect to the increase indebtedness encumbering the Headquarters Facility. The amendment did not result in any change to the economic terms of the Property Appreciation Rights.

         On September 19, 2002, Jamboree LLC sold the Headquarters Facility for a purchase price of approximately $198 million. After satisfying the existing indebtednesss encumbering the Headquarters Facility and closing expenses, the Registrant received a distribution from net proceeds of approximately $5.8 million. The Registrant distributed $1,285.71 per Unit during the fourth quarter of 2002 from these proceeds. Because the sale price of the Headquarters Facility resulted in a fair market value of the issued and outstanding REIT shares that did not exceed the fair market values set forth in the Property Appreciation Rights, the Registrant was not entitled to any additional payment in connection with its exercise of the Property Appreciation Rights.

Development Partnership

         Prior to October 3, 2003, the Registrant was entitled to 25% of all profits, losses and cash flow from operations as well as sale or refinancing proceeds of the Development Partnership. Of this amount, 60% of all such profits, losses and cash flows from operations and 99% of such sale or refinancing proceeds are allocable to the Limited Partners, with the balance being allocable to the General Partners. As a result of various disputes that had arisen between the Registrant and Crow Irvine #1 involving the Development Partnership (see "Item 3. Legal Proceedings") on March 3, 2000, the Registrant solicited the consent of Limited Partners to the exercise by the Registrant of the buy/sell right set forth in the Partnership Agreement for the Development Partnership. On April 3, 2000, the requisite consent of the Limited Partners was obtained and the Registrant sent a buy/sell notice (the "Buy/Sell Notice") to Crow Irvine, the general partner of the Development Partnership, which notice was consistent with the terms of the Solicitation Statement. In general, the Development Partnership's Partnership Agreement provides that if a partner believes that irreconcilable differences exist between the partners which inhibit the Development Partnership from achieving its goals, a partner may make an offer to acquire the other partners interest in the Development Partnership. The non-exercising partner then has the right to either acquire the exercising partner's interest for the price set forth in the Buy/Sell Notice or sell its interest to the exercising partner for the price set forth in the Buy/Sell Notice. On April 7, 2000, Crow Irvine brought an action seeking declaratory relief that the Registrant's exercise of the buy/sell right was wrongful.

         Further, on October 3, 2003, the Registrant, entered into a settlement agreement (the "Settlement Agreement") with Crow Irvine pursuant to which certain disputes between the parties were settled (the "Lawsuits"). As more fully described below and in the Fifth Amendment to the Partnership Agreement of the Development Partnership dated effective

October 3, 2003 (the "Fifth Amendment"), the Limited Partnership Agreement and Certificate of Amendment of the Development Partnership (the "Development Partnership Agreement") was amended to provide, among other things, that the Registrant is entitled to receive a preference payment of $22,000,000 arising from any "Capital Transaction," as defined, that occurs during the next two years. If a Capital Transaction does not occur in the next two years, in addition to the preference payment, the Registrant will then be entitled to receive interest of 6.0% per annum on the preference payment. If a Capital Transaction does not occur after three more years, the Registrant will become the general partner of the Development Partnership and Crow Irvine will become the limited partner of the Development Partnership. If the Registrant receives the preference payment and, if applicable, any accrued interest, the Registrant has agreed to surrender its interest in the Development Partnership to Crow Irvine. A more detailed description of the Fifth Amendment follows:

         1. EXCHANGE OF PARTNERSHIP INTEREST. If (i) the Partnership Preference (as defined below) and any accrued and unpaid Yield (as defined below), if applicable, is not paid to the Registrant as provided in paragraph 3 below by October 3, 2008, or (ii) the Registrant prevails in an action as provided in paragraph 4 below, then, automatically and without further action by Crow Irvine or the Registrant, Crow Irvine shall become the limited partner of the Development Partnership with all of the rights and obligations of the Limited Partner now possessed by the Registrant, other than the Registrant's right to receive distributions of Capital Proceeds (as such term is defined in the Fifth Amendment) from a Capital Transaction (as such term is provided in the Fifth Amendment) as provided in paragraph 3 below and the Registrant's right to receive distributions upon termination and winding up of the Development Partnership as provided in paragraph 3 below, and the Registrant shall become the General Partner of the Development Partnership with all of the rights and obligations of the General Partner now possessed by Crow Irvine, including but not limited to all fees and contractual rights to which Crow Irvine or its Affiliates are entitled, other than Crow Irvine's right to receive distributions of Capital Proceeds from a Capital Transaction as provided in paragraph 3 below and Crow Irvine's right to receive distributions upon termination and winding up of the Development Partnership as provided in paragraph 3 below.

         2. DISTRIBUTION OF CASH FLOW. Cash Flow (as such term is defined in the Fifth Amendment) for each calendar year (or fractional portion thereof) shall be distributed as follows: (i) to Crow Irvine, an amount of Cash Flow which, when added to all fees and other payments made to Crow Irvine or any Affiliate of Crow Irvine by the Development Partnership and/or any entity in which the Development Partnership has a direct or indirect interest in such calendar year, shall equal $3,500,000 (or, in the case of any fractional portion of a calendar year, an amount equal to the product of $3,500,000 and a fraction, the numerator of which is the number of days in such fractional portion of a calendar year, and the denominator of which is 365), unless Crow Irvine is in default under the Settlement Agreement or the Registrant is the General Partner as provided in paragraph 1 above; and (ii) to the Registrant, an amount of Cash Flow which, when added to all fees and other payments made to the Registrant or any Affiliate of the Registrant by the Development Partnership and/or any entity in which the Development Partnership has a direct or indirect interest in such calendar year, shall equal $3,500,000 (or, in the case of any fractional portion of a calendar year, an amount equal to the product of

$3,500,000 and a fraction, the numerator of which is the number of days in such fractional portion of a calendar year, and the denominator of which is 365), if Crow Irvine is in default under the Settlement Agreement or the Registrant is the General Partner as provided in paragraph 1 above. Any Cash Flow that is not distributed shall be held in reserves or used to pay expenses of the Development Partnership other than those payable to Crow Irvine if clause (i) above is in effect or the Registrant, if clause (ii) above is in effect.

         3. DISTRIBUTION OF PROCEEDS OF A CAPITAL TRANSACTION. Capital Proceeds arising from a Capital Transaction shall be applied in the following order of priority: (i) an amount thereof, not to exceed a cumulative total of $8,000,000, may be reserved by the Development Partnership for payment of (1) Operating Expenses (as such term is defined in the Development Partnership Agreement), (2) the cost of capital improvements to any asset of the Development Partnership (or of any entity in which the Development Partnership has a direct or indirect interest) made in accordance with the terms and conditions of the Development Partnership Agreement, (3) to the extent not covered by clause (1) and clause
(2) above, interest reserves, capital repairs, capital replacements, capital improvements, governmental fees, assessments and bonds, and pre-development expenses relating to the Excess Land (as such term is defined in the Development Partnership Agreement) and any Improvements (as such term is defined in the Development Partnership Agreement) thereon or any other assets and Improvements owned by the Development Partnership or any entity in which the Development Partnership has a direct or indirect interest, or (4) inter-company loans and the repayment of same between the Development Partnership and the Development Partnership Subsidiaries (as such term is defined in the Fifth Amendment) or between the Development Partnership Subsidiaries, but in no event shall any of the expenditures as provided in this paragraph 3 be paid to Crow Irvine or any Affiliate of Crow Irvine; (ii) subject to the limitation described in (i) above, the remaining amount of such Capital Proceeds shall be distributed to the Registrant promptly after the consummation of such Capital Transaction, provided that such amount shall not exceed a cumulative total of $22,000,000 (the "Partnership Preference"); and (iii) after the Partnership Preference and any accrued and unpaid Yield, if applicable, has been paid in full to the Registrant, all other Capital Proceeds shall be distributed to Crow Irvine. If after October 3, 2005, any portion of the Partnership Preference remains unpaid, then, commencing November 3, 2005, the Registrant shall be entitled to receive an additional sum (the "Yield") equal to six percent (6%) per annum times the Partnership Preference (or the remaining unpaid portion thereof). The Yield shall be payable semi-annually on the first day of April 2006 and on the first day of each sixth (6th) month anniversary thereafter until the Partnership Preference and any accrued and unpaid Yield, if applicable, has been paid in full. The Yield shall be paid from Cash Flow that is not distributed to Crow Irvine or the Registrant, as the case may be, as provided in paragraph 2 above, and to the extent that such Cash Flow is insufficient to pay the Yield in full as and when the Yield is due and payable, the Yield shall be paid by Crow Irvine from its own funds.

         Upon payment to the Registrant of the Partnership Preference and the Yield, if any, the Registrant shall surrender its interest in the Development Partnership to Crow Irvine and the Registrant will no longer have any rights in the Development Partnership.

         4. REMEDY UPON DEFAULT, FRAUD, ETC. In the event Crow Irvine is in default of the terms of the Development Partnership Agreement (as amended by the Fifth Amendment), Crow Irvine shall have ten (10) days to cure any such default after receipt from the Registrant of notice setting forth the existence of the specific default to be cured. If (i) Crow Irvine fails to cure a default of which it has been given notice within ten (10) days of receipt of such notice, and the Registrant initiates an action and is granted a judgment against Crow Irvine to the effect that Crow Irvine committed such default and failed to cure such default within ten (10) days of receipt of such notice, or (ii) the Registrant initiates an action for fraud, embezzlement, conversion, misappropriation of funds, breach of fiduciary duty, self-dealing or similar cause of action, and the Registrant is granted a judgment against Crow Irvine in such action on any such cause of action, then the Registrant will become the General Partner of the Development Partnership and Crow Irvine will become the Limited Partner as provided in paragraph 2 above. Thereafter, the Registrant will remain the General Partner of the Development Partnership and Crow Irvine will remain the Limited Partner, only until such time as the Registrant has been paid the Partnership Preference and any unpaid Yield, if applicable, at which time the Registrant will surrender its Development Partnership interest pursuant to paragraph 3 above. If the Registrant initiates an action against Crow Irvine seeking remedy of a default of the Development Partnership Agreement (as amended by the Fifth Amendment) or for fraud, embezzlement, conversion, misappropriation of funds, breach of fiduciary duty, self-dealing or similar cause of action, and Crow Irvine is the prevailing party then, in addition to any other relief awarded to Crow Irvine, Crow Irvine will recover from the Registrant the sum of two (2) times the attorney's fees actually incurred by Crow Irvine in defense of such action.

         5. CERTAIN LIMITATIONS AND RESTRICTIONS. The Registrant and Crow Irvine agree to certain additional limitations or restrictions on Crow Irvine's authority to take certain actions on behalf of the Development Partnership, including: (i) making certain additional loans to the Development Partnership;
(ii) entering into certain agreements or executory contracts; (iii) contributing Development Partnership assets to a joint venture or other entity or forming a subsidiary of the Development Partnership; (iv) entering into any agreement the effect of which would be (a) to prevent or inhibit the execution or enforcement of the Registrant's rights under the Development Partnership Agreement, including but not limited to the exchange of the General Partner's rights and obligations as provided in paragraph 1 above or (b) to diminish the potential Capital Proceeds that could be derived from a Capital Transaction with respect to any Development Partnership asset (or any entity in which the Development Partnership has a direct or indirect interest) in order to increase the Cash Flow of the Development Partnership; and (v) entering into, approving or consummating certain Capital Transactions with Affiliates. Such limitations and restrictions are more fully described in the Development Partnership Agreement.

         Concurrently with the execution of the Settlement Agreement, on October 3, 2003, Crow Irvine and certain of its affiliates and other persons ("Crow Parties") and the Registrant and certain of its affiliates other persons ("Winthrop Parties") executed a Mutual General Release of Past Claims (the "Release") pursuant to which each of the Crow Parties unconditionally and irrevocably released the Winthrop Parties, and each of the Winthrop Parties unconditionally and irrevocably released the Crow Parties, from all actions or claims which it now has or hereafter may have, by reason of any matter, cause or act from the inception of time until, but not including, the date of the Settlement Agreement, relating to or otherwise in respect of the Development Partnership, the Operating Partnership, any entity in which either the Development Partnership or the Operating Partnership has a direct or indirect interest, and/or any asset of the Development Partnership, the Operating Partnership or any such other entity, including, without limitation, the Lawsuits.

Employees

         The Registrant does not have any employees. Services are performed for the Registrant by the General Partners and agents retained by them.

Property Management

         Since 1992 until its sale, Winthrop Management LLC, an affiliate of WFA, had been retained by WC Management to actually perform management and leasing functions at the Headquarters Facility. Winthrop Management LLC is reimbursed at cost by WC Management for the compensation paid by Winthrop Management LLC to certain senior level on-site employees as well as for accounting and other support functions performed off-site by Winthrop Management LLC. The compensation paid to other Winthrop Management LLC employees as well as the costs associated with the office space occupied by Winthrop Management LLC and other administrative expenses are reimbursed to Winthrop Management LLC, at cost, by the Operating Partnership. WC Management and Winthrop Management LLC occupied approximately 13,000 and 2,000 square feet of space, respectively, at the Headquarters Facility. Under the terms of its Management Agreement, WC Management was entitled to receive a fee for such services equal to 2% of gross receipts at the Headquarters Facility. Leasing commission payments, consistent with prevailing market rates, were paid to WC Management for all third-party leases it procured for the Headquarters Facility. All payments under the Management Agreement were paid to WC Management and the Registrant has no rights to any payments thereunder.

Item 2.  Description of Properties.

         At December 31, 2002, the Registrant owns no property other than its interests in the Development Partnership and WC Management.

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

         During 1997, the Development Partnership formed Shops at Park Place LLC for the purpose of owning and operating a retail center. The Development Partnership is the managing and sole member of Shops at Park Place LLC. During 1998, the Development Partnership formed Park Place Residential Realty LLC and Park Place Residential Realty-Land LLC, for the purpose of reacquiring and reselling the approximately 32 acres of residential property originally sold in 1989. The 32 acres were sold in 1998 for a gross sales price of $50,000,000. In addition, during 1999, the Development Partnership formed 3121 Michelson Drive LLC, Park Place Hotel Company LLC and Park Place Parking Company LLC for the purposes of developing, owning and operating a 150,000 square foot Class A office building, a luxury hotel and parking structures, respectively. A six-story 146,000 office building was completed during 2000 at 3121 Michelson Drive and during 2000 and 2001 two parking structures were completed. The hotel has not been developed. In addition, during 2000, the Development Partnership formed 3161 Michelson Drive LLC for the purpose of developing a 335,000 square foot Class A office building, which has not been built. During 2001 the Development Partnership formed Park Place Development LLC and Park Place Residential Highrise I LLC to develop, own, finance, operate and/or sell approximately 43 acres and 240 highrise residential units. During 2002 Park Place Residential Highrise I LLC sold 2.314 acres of land for a gross sales price of $12,000,000. The Registrant received a distribution of $853,758 from the sale. The Development Partnership is the managing and sole member of each of these limited liability companies.

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

         In August 1997, the Development Partnership and its general partner Crow Irvine #2 ("Crow") sued the Registrant and its general partners seeking a declaratory judgment and injunctive relief to prevent the Registrant from converting the Operating Partnership, in which the Registrant and Crow were partners, from a general partnership to a limited partnership and from converting Crow to a limited partner. The plaintiffs also sought unspecified damages. Upon the filing of the action, the Court granted a temporary restraining order in favor of the plaintiffs. In October 1997, after the hearing, the Court refused to grant a preliminary injunction in favor of the plaintiffs and the temporary restraining order expired. The Operating Partnership thereafter was converted to a limited partnership with Crow as its limited partner.

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

         In January 1998, WC Management was named as a defendant in an action seeking declaratory relief that certain agreements between the parties have been terminated and that plaintiff has the exclusive right to manage the common areas of certain contiguous parcels of real estate containing office and retail space located in Irvine, California. In the alternative, the plaintiffs sought a declaration that WC Management was required to perform certain tasks and be prevented from assessing certain charges in connection with its management of the common areas. The action was removed to federal court and transferred to the Bankruptcy Court which, in April 1998, granted summary adjudication in favor of WC Management on plaintiffs' termination claims. The plaintiffs did not appeal from that decision.

         Plaintiffs' alternative claims for declaratory relief concerning performance issues related to the management of the subject property were thereafter remanded to state court. The case was transferred to the complex litigation panel of the Orange County Superior Court and deemed related to two other actions which involved the same subject property. WC Management is not a party to those other actions.

         On or about September 24, 1999, the plaintiffs were granted the right to file an amended complaint. The amended complaint was not substantively different from the original complaint, and the only relief sought was declaratory relief. An Answer was filed on behalf of WC Management on or about October 22, 1999. On January 7, 2000, the court, without opposition from WC Management, consolidated this action with four other pending actions which involved the same subject property namely, Crow Winthrop Development Limited Partnership, a Maryland limited partnership, and Crow Orange County Management Partnership, Inc., a Texas corporation vs. Jamboree LLC, a Delaware limited liability Partnership, OCSC Case No. 813915; Crow Winthrop Development Limited Partnership
v. Jamboree LLC, et al., OCSC Case No. 789562; Crow Winthrop Development Limited Partnership v. Jamboree LLC, et al., OCSC Case No. 791662; and Jamboree LLC v. Crow Winthrop Development Limited Partnership, Crow Orange County Management Partnership, Inc., et al., OCSC Case No. 806526. WC Management was not named as a party in any of these four other actions.

         On or about July 27, 2001, the plaintiff the Development Partnership and Crow filed a cross-complaint purporting to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unfair business practices. The Registrant and several affiliated and unaffiliated entities were named as cross-defendants in the cross-complaint. In summary, the cross-complaint appeared to allege that the cross-defendants have engaged in a conspiracy to fraudulently acquire and manipulate the management positions of numerous partnerships to their benefit and in particular had done so with respect to the operating Partnership, which the cross-claimants allege was improperly forced into bankruptcy to the alleged detriment of the cross-claimants. The cross-claimants also alleged that the Registrant in its capacity as a limited partner in the Development Partnership had breached its alleged fiduciary duties by allegedly participating in or filing lawsuits in order to hinder the development of the Development Partnership's land; failing to abide by agreements; and by allegedly disclosing proprietary information concerning the Development Partnership. On or about November 9, 2001, the court entered an order severing and abating the cross-complaint pending resolution of an identical cross-complaint in Case No. 812346 as described in numbered paragraph 4 below.

         On or about January 7, 2002, the plaintiffs filed a request to dismiss their complaint (not the cross-complaint) against WC Management. This request was granted and the court entered the dismissal of the complaint without prejudice on or about February 1, 2002. On or about February 15, 2002, the parties to the actions that, as indicated above, had been consolidated with this action on or about January 7, 2000, entered into a confidential settlement agreement with respect to those actions and the cross-complaint as it pertained to those parties. Neither the Registrant nor WC Management was a party to that settlement agreement.

         Accordingly, what remained of this action was the cross-complaint filed on July 27, 2001, as it pertained to the Registrant, several affiliated defendants, and one unaffiliated defendant. That cross-complaint was dismissed on or about August 6, 2002. The Registrant paid no money in connection with the dismissal of the cross-complaint.

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

         The defendants filed a motion to dismiss the action claiming that they were not subject to personal jurisdiction in Maryland and that Maryland was an inconvenient forum. Defendants argued that the action should proceed in California, if at all. The court in Maryland granted the defendants' motion on the ground of inconvenient forum in July 1999.

         The Registrant thereafter filed substantially the same claims in California, with the above caption. The defendants filed a demurrer to the complaint, arguing that it should be dismissed for a variety of reasons. The court overruled the defendants' demurrer on September 24, 1999. On or about November 5, 1999, the defendants filed their answer in which they alleged a general denial to the allegations of the complaint.

         On or about November 5, 1999, the Development Partnership and Crow also filed a cross-complaint purporting to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unfair business practices. The Registrant, as well as several unaffiliated entities, was named as cross-defendants in the cross-complaint. In summary, the cross-complaint appeared to allege that the cross-defendants had engaged in a conspiracy to fraudulently acquire and manipulate the management positions of numerous partnerships to their benefit and in particular had done so with respect to the Operating Partnership, which the cross-claimants allege was improperly forced into bankruptcy to the alleged detriment of the cross-claimants. The cross-claimants also alleged that the Registrant in its capacity as a limited partner in the Development Partnership had breached its alleged fiduciary duties to the Development Partnership by allegedly participating in or filing lawsuits, in order to hinder the development of the Development Partnership's land; failing to abide by agreements; and by allegedly disclosing proprietary information concerning the Development Partnership.

         On or about April 14, 2000, the Registrant's First Amended and Supplemental Complaint was deemed filed and served. The First Amended and Supplemental Complaint alleged claims for breach of contract, breach of fiduciary duty, accounting, injunctive relief, and waste. On or about April 14, 2000, the court denied the defendants' motion for summary adjudication as to the Registrant's claim for breach of the partnership agreement. On May 15, 2000, the defendants filed their answer to the First Amended and Supplemental Complaint.

         On or about May 24, 2000, the court ordered the action stayed in its entirety. The case remained stayed until January 2001.

         On or about January 8, 2001, the Development Partnership and Crow filed an Amended and Supplemental Cross-Complaint. In the Amended and Supplemental Cross-Complaint, the defendants purported to allege the same causes of action as were alleged in their November 5, 1999, Cross-Complaint, but added additional factual allegations and cross-defendants. The Registrant and the other cross-defendants filed demurrers, motions to strike, and special motions to strike the Amended Supplemental Cross-Complaint under California's anti-SLAPP statute. Before the court could rule on those motions the cross-claimants voluntarily dismissed the Amended and Supplemental Cross-Complaint without prejudice on or about February 16, 2001.

         On or about March 16, 2001, the Registrant filed its Second Amended and Supplemental Complaint. The defendants filed a demurrer to the Partnership's Second Amended Supplemental Complaint which the court denied on or about December 18, 2001.

         On or about July 27, 2001, the Development Partnership and Crow filed a third version of their cross-complaint. In that version of the cross-complaint the same claims and cross-defendants (including the Registrant) as were included in the prior versions of the cross-complaint were set forth. The cross-claimants claimed, however, that they were seeking to recover based solely on events occurring since the Bankruptcy Court's confirmation of the operating Partnership's plan of reorganization on or about September 12, 1997. The Registrant and certain other cross-defendants again filed demurrers, motions to strike and special motions to strike the Amended Supplemental Cross-Complaint under California's anti-SLAPP statute. On or about November 19, 2001, the court denied the cross-defendants' motions. The Registrant answered the cross-complaint on or about November 21, 2001.

         The Registrant appealed the denial of its special motion to strike the cross-complaint under California's anti-SLAPP statute. That appeal is discussed in numbered paragraph 5 below. On or about December 26, 2001, the Court ordered further proceedings on the cross-complaint stayed pending the outcome of the Registrant's appeal. On or about January 17, 2002, the Registrant agreed to stay further proceedings on its Second Amended and Supplemental Complaint pending the outcome of the Registrant's appeal.

         After the ruling of the Court of Appeal on or about June 4, 2003, as discussed in numbered paragraph 5 below, the cross-complaint was remitted to the Superior Court on or about August 8, 2003. In October 2003, the parties entered into a settlement of their disputes and dismissed all of their claims against each other. The Registrant paid no money in connection with either the settlement or the dismissal of the claims. In December 2003, the Court ordered the case dismissed in its entirety.

         5. Winthrop California Investors Limited Partnership, vs. Crow Winthrop Development Limited Partnership, et al., Court of Appeal of The State of California Fourth Appellate District Division Three, Case Number G030074.

         On or about December 21, 2001, the Registrant filed a Notice of Appeal by which it appealed from the trial court's denial of its special motion to strike the cross-complaint under California's anti-SLAPP statute as described in numbered paragraph 4 above. The Registrant believed that the trial court should have granted the Registrant's special motion to strike because the cross-complaint sought relief based on the Registrant's protected rights of petition and free speech. On or about June 4, 2003, the Court of Appeal issued an opinion affirming the trial court's ruling.

         6. Winthrop California Investors Limited Partnership v. Crow Winthrop Development Limited Partnership, et al.,/Crow Winthrop Development Limited Partnership and Crow Irvine #2 v. Winthrop California Investors Limited Partnership, et al., United States District Court for the Central District of California, Southern Division, Case No. SACV99-1519 GLT (Anx) transferred to the United States Bankruptcy Court for the Central District of California, Santa Ana Division, Adversary Proceeding No. 99-01998-JR.

         On December 8, 1999, the Registrant and others removed the cross-complaint filed on November 5, 1999, and described above in numbered paragraph 4 above to the United States District Court for the Central District of California, Southern Division which transferred the cross-complaint to the United States Bankruptcy Court for the Central District of California where the CWOP bankruptcy proceeding remained open. On December 13, 1999, the cross-claimants filed a motion to remand the cross-complaint back to state court which the Registrant and the other defendants opposed. On December 15, 1999, the Registrant filed a motion to dismiss the cross-complaint on the grounds that it raised issues already decided in the CWOP bankruptcy proceeding.

         After hearings held on January 11, 2000, and February 17, 2000, the Bankruptcy Court issued a Memorandum Decision granting the Registrant's motion to dismiss with respect to any claim for breach of fiduciary duty based on the actions taken in filing the Operating Partnership's bankruptcy proceeding and the confirmation of the plan of reorganization in the CWOP bankruptcy proceeding. On March 14, 2000, the Bankruptcy Court entered its Order Granting Motion to Dismiss and Motion to Strike by Cross Defendants in accordance with its February 25, 2000, Memorandum Decision.

         On March 24, 2000, the cross-claimants filed a notice of appeal by which they appealed to the United States District Court for the Central District of California from the Bankruptcy Court's March 14, 2000, order granting the motions to dismiss and the motion to strike filed by the Registrant and the other defendants. That appeal is discussed in numbered paragraph 7 below.

         On March 31, 2000, the Bankruptcy Court entered an order remanding the proceeding to state court in California.

         Following the November 13, 2000, ruling of the United States District Court, discussed in numbered paragraph 7 below, in which it ordered the Bankruptcy Court to vacate its prior March 14, 2000 Order and remand the cross-complaint to California state court, the Bankruptcy Court entered an Order on December 11, 2000 vacating its March 14, 2000 Order and remanding the cross-complaint in its original form to California state court where it again became part of the action described in numbered paragraph 4 above. As stated in numbered paragraph 4 above, that action has since been dismissed in its entirety.

         7. Crow Winthrop Development Limited Partnership, et al., v. Winthrop California Investors Limited Partnership, et al., In the United States District Court, Central District of California, Western Division, Civil Action No. 00-04039-TJH.

         On or about March 24, 2000, the defendants in the action described in the numbered paragraph 6 above appealed to the United States District Court for the Central District of California from the March 14, 2000 Order Granting Motions to Dismiss and Motion to Strike By Cross-Defendants in that action. On November 13, 2000, the court centered a Memorandum Opinion in which it ruled that the United States Bankruptcy Court lacked jurisdiction to consider the action described in numbered paragraph 6 above. The court ordered the Bankruptcy Court to vacate its order dismissing the defendants' cross-complaint and to remand the cross-complaint in its entirety to California state court. The Memorandum Opinion did not address the merits of the Bankruptcy Court's rulings. As stated in numbered paragraph 4 above, the action which defendants' cross-complaint was part of has since been dismissed in its entirety.

         8. Crow Irvine #2 v. Winthrop California Investors Limited Partnership, Superior Court for the State of California, County of Orange, Case No. 00CC04296.

         On or about April 7, 2000, Crow Irvine #2, the general partner of the Development Partnership, brought an action against the Registrant seeking declaratory relief with respect to the Registrant's exercise of the buy/sell right set forth in the partnership agreement of the Development Partnership. In general, Crow Irvine #2 alleged that the Registrant could not exercise its buy/sell right because at that time (i) there could be no reasonable basis for a good faith belief that irreconcilable differences existed between Crow Irvine #2 and the Registrant so as to prevent the Development Partnership from achieving its purposes, (ii) the buy/sell right could not be invoked, (iii) the Development Partnership was achieving its purpose and, accordingly, the buy/sell right could not be invoked, (iv) the formula used by the Registrant in its buy/sell notice was no longer viable, (v) the amount set forth in the buy/sell notice as being required to be paid to Crow Irvine #2 was incorrectly calculated, and (vi) the amount set forth in the buy/sell notice as being required to be paid to the Registrant if Crow Irvine #2 elected to acquire the Registrant's interest in the Development Partnership was incorrectly calculated. The Registrant believed that it correctly complied with the provisions of the partnership agreement of the Development Partnership, that it had a good faith belief that irreconcilable differences existed between Crow Irvine #2 and the Registrant so as to prevent the Development Partnership from achieving its purposes and that the methodology used to calculate the buy/sell prices was accurate.

         On or about May 8, 2000, the Registrant filed its Answer and a Cross-Complaint in which it sought a declaration that it had properly invoked its buy/sell rights; had complied with all requirements of the Development Partnership's partnership agreement; and that its calculations of the prices to be paid for the purchase of either Crow Irvine #2's interest or the Registrant's interest in the Development Partnership were correct. On August 28, 2000, the first day of trial in the action, Crow Irvine #2 dismissed its complaint. After the conclusion of the trial, which was held on the claims contained in the Registrant's cross-complaint, the court entered an order in which it ruled that the Registrant had not held the required good faith belief necessary to exercise the buy/sell right. On or about February 5, 2001, the Registrant filed a notice of appeal of the trial court's ruling as discussed in numbered paragraph 9 below. On or about April 20, 2001, Crow Irvine #2 filed a notice of appeal in which it appealed from the trial court's March 2001 order, denying its request for an award of attorney's fees as discussed in numbered paragraph 10 below.

         In June 2003, the case was remanded to the trial court which determined it would decide the issue of whether the Registrant had properly exercised its buy/sell right on the existing record with additional legal briefing from the parties. After briefing and oral argument, on or about September 19, 2003 the court ruled that the Registrant had in fact properly exercised its buy/sell rights. Thereafter, the parties entered into a settlement of their disputes and the action was dismissed in October 2003. The Registrant paid no money in connection with either the settlement or the dismissal of the case.

         9. Crow Irvine #2 v. Winthrop California Investors Limited Partnership, Court of Appeal of the State of California, Fourth Appellate District, Division Three, Case No.G028611.

         On or about February 5, 2001, the Registrant appealed from the trial court's ruling as described in numbered paragraph 8 above. After briefing and oral argument, on or about December 23, 2002, the Court of Appeal issued an opinion in which it ruled that the trial court had used an incorrect legal standard in deciding the case described in numbered paragraph 8 above. The Court of Appeal also ruled that the Registrant had in fact presented evidence that could have supported the required good faith belief necessary to exercise the Registrant's buy/sell rights. Accordingly, the Court of Appeal ordered the trial court's ruling reversed and remanded the case for further proceedings consistent with its opinion. Because it reversed the ruling of the trial court, the Court of Appeal denied Crow Irvine #2's appeal concerning attorney's fees as moot.

         On or about January 13, 2003, the Court of Appeal denied Crow Irvine #2's petition for rehearing. On or about April 23, 2003, in Civil Action No. S113319 the California Supreme Court denied Crow Irvine #2's petition for review.

         10. Crow Irvine #2 v. Winthrop California Investors Limited Partnership, Court of Appeal of the State of California, Fourth Appellate District, Division Three, Case No. G029013.

         On or about April 21, 2001, Crow Irvine #2 filed its notice of appeal from the trial court's denial of its request for attorney's fees as discussed in numbered paragraph 8 above. On or about August 7, 2001 the Court of Appeal entered an order consolidating this appeal with the Registrant's appeal (Civil Action No. G028611) as discussed in numbered paragraph 9 above. As stated in numbered paragraph 9 above, on or about December 23, 2002, the Court of Appeal issued an opinion in which it ruled that Crow Irvine #2's request for attorney's fees was moot.

         11. CoxCom, Inc., dba Cox Communications of Orange County v. Crow Winthrop Development limited Partnership, et al., in the Superior Court of California in and for the County of Orange, Case Number 00CC06009.

         On August 12, 2002, the Operating Partnership, of which the Registrant is the general partner, was named as a third-party cross defendant by the plaintiff and cross-defendant CoxCom, Inc. ("Cox") who asserted claims for breach of warranty and indemnity. Cox claimed that if it were found liable to the cross-plaintiff, the Development Partnership, in the action, which had been pending since May 17, 2000, then the Operating Partnership would be obligated to indemnify Cox. The underlying disputes involved issues as to whether Cox had the authority to access real property easements and the existence of those easements across the Development Partnership's real property for the purpose of installing cable lines.

         In January 2003, Cox and the Development Partnership entered into an agreement to settle their disputes. In May 2003 the case, including all claims against the Registrant, was dismissed with prejudice. The Registrant paid no money in connection with either the settlement or the dismissal of the case.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established public trading market for the Units in the Registrant. Trading in the Units is sporadic and occurs solely through private transactions. In addition, transfers of Units are subject to limitations set forth in the Registrant's partnership agreement which require the prior written consent of WFA of any such transfer, which consent may be granted or denied in WFA's sole discretion. As of January 14, 2004, there were 1,295 holders of 3,500 Units.

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

         The Registrant paid a cash distribution during the year ended December 31, 2002 in the amount of $1,285.71 per Unit from the proceeds of the sale of the Headquarters Facility. The Registrant paid a cash distribution during the year ended December 31, 2001 in the amount of $1,697.14 per Unit from (i) proceeds received from the refinancing of the first mortgage debt encumbering the Headquarters Facility, (ii) a distribution received in 2000 by the Registrant from the Development Partnership and; (iii) excess funds from the Partnership's reserve account. Although the Registrant received distributions from WC Management in 2002 and 2001, these distributions have been applied to replenish unrestricted reserves previously held by the Registrant. It is not anticipated that that there will be any additional distributions from operations in the near future.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units, the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Registrant uses its working capital reserves and any cash distributions received from the Development Partnership, and prior to the sale in 2002 of the Headquarters Facility, distributions from the Operating Partnership and WC Management as its primary source of liquidity.

The Registrant had $3,375,000 in cash and cash equivalents at December 31, 2002. Cash and cash equivalents are temporarily invested in short-term instruments. The Registrant's level of liquidity based upon cash and cash equivalents increased by $2,523,000 during the year ended December 31, 2002. As discussed further below, the increase resulted from $1,179,000 of net cash provided by discontinued operations which was substantially offset by $811,000 of net cash used in continuing operations for a total of $368,000 of net cash provided by operating activities and $6,659,000 of net cash provided by investing activities which were partially offset by $4,504,000 of net cash used in financing activities.

Net cash provided by discontinued operating activities was derived from the management fees and leasing commissions earned by WC Management.

Cash provided by investing activities was primarily the result of the $5,805,000 received from the Operating Partnership from the sale of the Headquarters Facility. In addition, the Development Partnership paid a distribution of $854,000 from the sale of 2.3 acres of land that had been held for residential development.

Cash used in financing activities consisted of the distribution to limited partners of $4,500,000 and the distribution to the minority partner of $4,000.

In October 2003, the Registrant entered into a settlement agreement with Crow Irvine which holds a 75% interest in and is the general partner of the Development Partnership. The Registrant and Crow Irvine agreed to the dismissal of two lawsuits between them that are pending in the Superior Court of the State of California, County of Orange. In addition, the Registrant and Crow Irvine agreed to an amendment of their partnership agreement. As part of the amendment, the Registrant is entitled to receive a preference payment of $22,000,000 arising from any "Capital Transaction," as defined, that occurs during the next two years. If a Capital Transaction does not occur in the next two years, in addition to the preference payment, the Registrant will then be entitled to receive interest of 6.0% per annum on the preference payment. If a Capital Transaction does not occur after three more years, the Registrant will become the general partner of the Development Partnership and Crow Irvine will become the limited partner of the Development Partnership. If the Registrant receives the preference payment and, if applicable, any accrued interest, the Registrant has agreed to surrender its interest in the Registrant to Crow Irvine.

Results of Operations

Net Income

The Registrant recorded net income of $7,635,000 for the year ended December 31, 2002 compared to a net loss of $1,955,000 recorded in 2001. The increase in income is primarily the result of increased income allocated by the Operating Partnership and the Development Partnership during 2002 due to the sale of properties.

Income

Interest income decreased by $91,000 or 83% during 2002 compared to 2001. This decrease is due to lower cash balances invested throughout the year and lower interest rates.

Costs and Expenses

Costs and expenses decreased from $1,815,000 in 2001 to $1,149,000 in 2002 as the result of reduced legal costs associated with the various lawsuits involving the Development Partnership.

Non-Operating Income and Expenses

Equity in income of the Development Partnership increased from a loss in 2001 of $1,540,000 to income in 2002 of $1,703,000 as the result of the gain on sale from the 2.3 acre parcel of land.

Discontinued Operations

The Partnership has classified the operations of WC Management as discontinued operations as a result of the sale of the Headquarters Facility. Income from discontinued operations decreased from $1,140,000 in 2001 to $1,091,000 in 2002.

Equity in income of Jamboree LLC increased from $151,000 in 2001 to $5,972,000 in 2002 as a result of the proceeds received from the sale of the Headquarters Facility.

Inflation

Inflation is not expected to have a material impact on the operations or financial position of the Registrant.

Critical Accounting Policy

The Registrant's only significant critical accounting policy relates to the evaluation of the fair value of its equity investment. The Registrant assesses whether there has been a permanent impairment in the value of its equity investment if events or changes in circumstances indicate that the carrying amount of the equity investment may not be recoverable. The Registrant considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the equity investment. The evaluation of the fair value of its equity investment is an estimate that is susceptible to change and actual results could differ from those estimates.

Quantitative and Qualitative Disclosures of Market Risk

The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board Opinion No. 30. The Registrant does not expect that this statement will have a material effect on the Registrant's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Registrant does not expect that this statement will have a material effect on the Registrant's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation are effective for the Registrant's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Registrant's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Registrant will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Registrant does not expect that this will have an impact on the Registrant's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Registrant's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for classifying and measuring as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

In October 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as it relates to mandatory redeemable non-controlling interests in consolidated subsidiaries that would not be recorded as liabilities under SFAS No. 150 by such subsidiaries. The remainder of this statement had no effect on the Registrant's consolidated financial statements.

Item 7. Financial Statements.


                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                                      INDEX
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                            Page
                                                                            ----

Independent Auditors' Report.................................................27

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of December 31, 2002......................28

     Consolidated Statements of Operations for the Years Ended
        December 31, 2002 and 2001...........................................29

     Consolidated Statements of Partners' Capital for the Years Ended
        December 31, 2002 and 2001...........................................30

     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2002 and 2001...........................................31

     Notes to Consolidated Financial Statements..............................32

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Winthrop California Investors Limited Partnership

We have audited the accompanying consolidated balance sheet of Winthrop California Investors Limited Partnership as of December 31, 2002, and the related consolidated statements of operations, partners' capital and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop California Investors Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



                                                   /s/ Imowitz Koenig & Co., LLP


New York, New York
January 28, 2004

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Unit Data)



                                                                                     2002
                                                                                --------------
                                     ASSETS

Cash and cash equivalents                                                       $       3,375
Equity investment in Development Partnership                                           14,155
                                                                                --------------

         Total assets                                                           $      17,530
                                                                                ==============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable, accrued expenses and other                                  $         245
  Liabilities of discontinued operations                                                   16
                                                                                --------------

         Total liabilities                                                                261
                                                                                --------------

Minority interest of Operating Partnership                                                  2
                                                                                --------------

Partners' capital:
  Limited partners capital- units of Investor Limited Partnership
  Interest, $65,000 stated value per cash unit and $66,000 stated
  value per deferred unit; authorized - 3,500 units; issued and outstanding
  - 3,500 units as of December 31, 2002 and 2001                                       36,783

   General partners' deficit                                                          (19,516)
                                                                                --------------

         Total partners' capital                                                       17,267
                                                                                --------------

         Total liabilities and partners' capital                                $      17,530
                                                                                ==============

 The accompanying notes are an integral part of these consolidated financial statements.

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Unit Data)


                                                                                   2002            2001
                                                                               -------------   -------------
Income:
  Interest income                                                              $         18    $        109
                                                                               -------------   -------------
Expenses:
  General and administrative                                                            399           1,065
  Asset management fee                                                                  750             750
                                                                               -------------   -------------
         Total expenses                                                               1,149           1,815
                                                                               -------------   -------------

Loss from continuing operations before equity in income (loss)
   of Development Partnership                                                       (1,131)          (1,706)

Equity in income (loss) of Development Partnership                                    1,703          (1,540)
                                                                               -------------   -------------
Income (loss) from continuing operations                                                572          (3,246)
                                                                               -------------   -------------
Discontinued operations:
  Income from discontinued operations                                                 1,091           1,140
  Equity in income of Jamboree LLC                                                    5,972             151
                                                                               -------------   -------------
Income from discontinued operations                                                   7,063           1,291
                                                                               -------------   -------------
         Net income (loss)                                                     $      7,635    $     (1,955)
                                                                               =============   =============

Net income (loss) allocated to General Partners                                $        153    $        (39)
                                                                               =============   =============
Income (loss) from continuing operations allocated to Investor Limited
   Partners                                                                    $        560    $    (3,181)

Income from discontinued operations allocated to Investor Limited Partners            6,922           1,265
                                                                               -------------   -------------
Net income (loss) allocated to Investor Limited Partners                       $      7,482    $     (1,916)
                                                                               =============   =============
Income (loss) from continuing operations per unit of limited partnership
   interest                                                                    $     160.00    $    (908.86)

Income from discontinued operations per unit of limited partnership
   interest                                                                        1,977.71          361.43
                                                                               -------------   -------------
Net income (loss) per unit of limited partnership interest                     $   2,137.71    $   (547.43)
                                                                               =============   =============
Distributions per unit of limited partnership interest                         $   1,285.71    $   1,697.14
                                                                               =============   =============

 The accompanying notes are an integral part of these consolidated financial statements.

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Unit Data)


                                     UNITS OF
                                     INVESTOR           INVESTOR
                                      LIMITED            LIMITED            GENERAL
                                    PARTNERSHIP         PARTNERS'          PARTNERS'           TOTAL PARTNERS'
                                     INTEREST            CAPITAL            DEFICIT                CAPITAL
                                  ---------------    ---------------    ----------------     ------------------
Balances, December 31, 2000                3,500     $       41,657      $      (19,570)     $        22,087
      Net loss                                 -             (1,916)                (39)              (1,955)
      Distributions                            -             (5,940)                (60)              (6,000)
                                  ---------------    ---------------    ----------------     ------------------

Balances, December 31, 2001                3,500             33,801             (19,669)              14,132
      Net income                               -              7,482                 153                7,635
      Distributions                            -             (4,500)                  -               (4,500)
                                  ---------------    ---------------    ----------------     ------------------

Balances, December 31, 2002                3,500      $      36,783       $     (19,516)      $       17,267
                                  ===============    ===============    ================     ==================

 The accompanying notes are an integral part of these consolidated financial statements.

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Unit Data)

                                                                              2002          2001
                                                                           ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations:
  Income (loss) from continuing operations                                 $      572     $  (3,246)
   Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operations:
    Equity in (income) loss of Development Partnership                         (1,703)         1,540
    Changes in assets and liabilities:
      Decrease (increase) in receivables                                          208           (139)
      Increase in accounts payable, accrued expenses and other                    112              2
                                                                           -----------    -----------

        Net cash used in continuing operations                                   (811)        (1,843)
                                                                           -----------    -----------

Discontinued Operations:
   Income from discontinued operations                                          7,063          1,291
   Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
   Equity in income of Jamboree LLC                                            (5,805)             -
   Minority interest in income of Management Partnership                           12             13
Changes in liabilities:
   Decrease in liabilities of discontinued operations                             (91)           (18)
                                                                           -----------    -----------
       Net cash provided by discontinued operations                             1,179          1,286
                                                                           -----------    -----------
       Net cash provided by (used in) operating activities                        368           (557)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
   Distribution from Development Partnership                                      854              -
Discontinued Operations:
   Distribution from Jamboree LLC                                               5,805              -
                                                                           -----------    -----------
        Cash provided by investing activities                                   6,659              -
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Continuing Operations:
  Distributions to partners                                                    (4,500)        (6,000)
Discontinued Operations:
   Distribution to minority interest                                               (4)           (12)
                                                                           -----------    -----------
        Cash used in financing activities                                      (4,504)        (6,012)
                                                                           -----------    -----------
        Net increase (decrease) in cash and cash equivalents                    2,523         (6,569)

Cash and cash equivalents, beginning of year                                      852          7,421
                                                                           -----------    -----------
Cash and cash equivalents, end of year                                     $    3,375     $      852
                                                                           ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

     On July 30, 1985, the Operating Partnership acquired the Fluor Corporation World Headquarters Facility (the "Headquarters Facility") in Irvine, California, from Fluor Corporation ("Fluor") consisting of approximately 1,606,000 rentable square feet, the direct underlying land of approximately
     14.8 acres and all related rights and easements.

     As of the same date, the Development Partnership acquired 122.2 acres of undeveloped land (the "Excess Land") surrounding the Headquarters Facility (the Excess Land together with the Headquarters Facility is collectively referred to as the "Properties").

     As part of a reorganization of the Operating Partnership in 1997, ownership of the Headquarters Facility was transferred to Jamboree LLC, a newly formed limited liability company, in exchange for a 10% interest in such entity. The Headquarters Facility was sold in August 2002.

     The General Partners of the Partnership are Winthrop Financial Associates, A Limited Partnership, ("WFA") and Three Winthrop Properties, Inc. ("Three Winthrop"). Effective January 1, 2001, MB Special LLC, an entity affiliated with several original partners of WFA who retained an indirect minor interest in WFA, was given the right to review the Partnership's budget, distributions and extraordinary transactions. If MB Special LLC disagrees with the budget, a distribution or an extraordinary transaction, MB Special LLC can direct that a different action be taken by the Partnership so long as such action is consistent with WFA's fiduciary obligation to the Partnership's partners.

2. SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of the Partnership, the Operating Partnership and the Management Partnership. The Partnership is the 99% General Partner of the Operating Partnership and the 99% Limited Partner of the Management Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Partnership owns a 25% Limited Partner's interest in the Development Partnership, which is accounted for under the equity method. At
     December 31, 2002, the historical

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     cost basis of the Partnership's equity investment in the Development Partnership is $14,155,000. As described in Note 3, pursuant to a Settlement Agreement, the Partnership is entitled to receive a preference payment of $22,000,000 from any "Capital Transaction", as defined, in exchange for the Partnership surrendering its interest in the Development Partnership.

     The Operating Partnership owned a 10% member interest in Jamboree LLC, which was accounted for under the equity method.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     CONCENTRATION OF CREDIT RISK
     Substantially all of the Partnership's cash and cash equivalents consist of money market mutual funds which invest in U.S. Treasury Bills and repurchase agreements with original maturity dates of three months or less.

     The Partnership maintains cash with one banking institution, which amounts at times exceed federally insured limits.

     EQUITY INVESTMENTS
     The Partnership accounts for its investments in the Development Partnership and Jamboree LLC using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the investment's results of operations and by distributions received. Equity in the loss of the investments is not recognized to the extent that the investment balance would become negative, and distributions received from investments that have been written down to zero have been recorded as income in the consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated.

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Partnership assesses whether there has been a permanent impairment in the value of equity investments if events or changes in circumstances indicate that the carrying amount of the equity investments may not be recoverable. The Partnership considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the equity investment. Management believes no such permanent impairment has occurred during 2002 and 2001.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Financial instruments held by the Partnership include cash and cash equivalents, receivables and account payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature.

     ALLOCATION OF NET INCOME OR LOSS AND CASH FLOW
     The net income or loss and cash flows from operations of the Partnership are allocated 98% to the Investor Limited Partners and 2% to the General Partners. Cash flows from capital transactions are allocated 99% to the Investor Limited Partners and 1% to the General Partners. At December 31, 2002, the Partnership owes the General Partners approximately $56,000 for distributions that should have been allocated to the General Partners.

     RECENTLY ISSUED ACCOUNTING STANDARDS
     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation are effective for the Partnership's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Partnership's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Partnership's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for classifying and measuring as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as it relates to mandatory redeemable non-controlling interests in consolidated subsidiaries that would not be recorded as liabilities under SFAS No. 150 by such subsidiaries. The remainder of this statement had no effect on the Partnership's consolidated financial statements.

3. EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP

     The Partnership's equity investment in the Development Partnership is summarized as follows:

                                                                    DECEMBER 31,
                                                                        2002
                                                                    ------------
       (Amounts in Thousands)

       Balance, beginning of year                                    $  13,306
       Equity in income (loss) of Development Partnership                1,703
       Distribution from Development Partnership                          (854)
                                                                    -----------

       Balance, end of year                                          $  14,155
                                                                    ===========

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

3. EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP (CONTINUED)

     Condensed balance sheet of the Development Partnership is as follows:

                                                                   DECEMBER 31,
                                                                       2002
                                                                 ---------------
  (Amounts in Thousands)

  ASSETS

  Real estate, net                                               $   117,838
  Cash and cash equivalents                                            6,364
  Accounts receivable and other assets                                 3,277
                                                                 ---------------
                                                                 $   127,479
                                                                 ===============

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
      Notes payable                                              $    75,527
      Accounts payable, accrued interest and other liabilities         3,029
                                                                 ---------------
                                                                      78,556
                                                                 ---------------
  Partners' capital:
      Winthrop California Investors Limited
         Partnership                                                  29,548
      Crow Irvine #2                                                  19,375
                                                                 ---------------
                                                                      48,923
                                                                 ---------------
                                                                 $   127,479
                                                                 ===============

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

3. EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP (CONTINUED)

                                                                        DECEMBER 31,
                                                                ----------------------------
Condensed Statements of Operations:                                 2002            2001
                                                                ------------    ------------
Operating revenues                                              $    8,391      $     8,789
Gain on sale of property                                             5,465                -
Costs and expenses                                                  12,230           14,950
                                                                ------------    ------------
       Net income (loss)                                        $    1,626      $    (6,161)
                                                                ============    ============
Net loss allocated to Crow Irvine #2                            $      (77)     $    (4,621)
                                                                ============    ============
Net income  (loss)  allocated  to  Winthrop  California
  Investors  Limited Partnership                                $    1,703      $    (1,540)
                                                                ============    ============

     In October 2003, the Partnership entered into a settlement agreement with Crow Irvine #2, a California limited partnership ("Crow"), which holds a 75% interest in and is the general partner of the Development Partnership. The Partnership and Crow agreed to the dismissal of two lawsuits between them that are pending in the Superior Court of the State of California, County of Orange. In addition, the Partnership and Crow agreed to an amendment of their partnership agreement. As part of the amendment, the Partnership is entitled to receive a preference payment of $22,000,000 arising from any "Capital Transaction," as defined, that occurs during the next two years. If a Capital Transaction does not occur in the next two years, in addition to the preference payment, the Partnership will then be entitled to receive interest of 6.0% per annum on the preference payment. If a Capital Transaction does not occur after three more years, the Partnership will become the general partner of the Development Partnership and Crow will become the limited partner of the Development Partnership. If the Partnership receives the preference payment and, if applicable, any accrued interest, the Partnership has agreed to surrender its interest in the Development Partnership to Crow.

     The valuation of the Partnership's equity investment in the Development Partnership at December 31, 2002 reflects the present value of the expected future cash flows that would result from the preference payment described above. At December 31, 2002, the Partnership's share of the underlying net assets of the Development Partnership exceeded the Partnership's equity investment in the Development Partnership by $15,393,000. The excess is a permanent difference as a result of the Partnership determining that there were permanent impairments in the value of its equity investment in prior years.

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

4. EQUITY INVESTMENT IN JAMBOREE LLC

     The Partnership's equity investment in Jamboree LLC is summarized as follows:

                                                               DECEMBER 31,
                                                                   2002
                                                              -------------
              (Amounts in Thousands)
              Balance, beginning of year                      $         -
              Equity in income of Jamboree LLC                      5,805
              Distribution from Jamboree LLC                       (5,805)
                                                              -------------
              Balance, end of year                            $         -
                                                              =============

     In September 2002, Jamboree LLC sold the Headquarters Facility. The Operating Partnership received a distribution of $5,800,000 from the sale, proportionate to their 10% member interest. The equity in income of Jamboree LLC has been classified as discontinued operations in the consolidated statement of operations for the years ended December 31, 2002 and 2001.

5. TRANSACTIONS WITH RELATED PARTIES

     WFA earns annual asset management fees of $750,000 paid from the Partnership's distributive share of cash flow from operations of the Operating, Development and Management Partnerships.

     In accordance with the Management and Leasing Agreement (the "Management Agreement") between the Partnership and Jamboree LLC, the Partnership earned a base management fee equal to 2% of the effective gross income generated from the Headquarters Facility. The Management Agreement also provided the Partnership the opportunity to earn an additional incentive fee; not to exceed 2% of the effective gross income generated from the Headquarters Facility on a go forward basis. The Partnership earned management fees of $798,000 and $718,000 for the years ended December 31, 2002 and 2001, respectively.

     The Partnership earned leasing commissions from the Headquarters Facility of $708,000 and $638,000 for the years ended December 31, 2002 and 2001, respectively.

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

6. DISCONTINUED OPERATIONS

     The Partnership has classified the operations of the Management Partnership as discontinued operations as a result of the sale of the Headquarters Facility. Discontinued operations are summarized as follows:

                                                         December 31
                                                 ----------------------------
                                                   2002               2001
                                                 ----------        ----------
         Income                                  $    1,506        $    1,356
         Expenses                                       415               216
                                                 ----------        ----------
         Income from discontinued operations     $    1,091        $    1,140
                                                 ==========        ==========

7. INCOME TAXES

     The Partnership's loss for federal income tax reporting purposes differs from net income or loss for financial reporting purposes primarily due to timing differences in the recognition of certain revenue and expense items. Loss for federal income tax reporting purposes was approximately $45,933,000 and $5,259,000 higher than the amount reported for financial reporting purposes for the years ended December 31, 2002 and 2001, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective January 20, 2004, the Registrant dismissed Price Waterhouse LLP ("Price Waterhouse") as its independent auditors. Due to the dispute with Crow Irvine #1, Price Waterhouse did not issue a report on the Registrant's financial statements for the prior two fiscal years. Further, for the years ended December 31, 2001 and 2000, there were: (i) no disagreements with Price Waterhouse on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to Price Waterhouse's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

         Effective January 20, 2004, the Registrant engaged Imowitz Koenig & Co. LLP ("Imowitz") as its independent auditors. For the year ended December 31, 2002 and 2001, there are (i) no disagreements with Imowitz on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to Imowitz's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The Registrant has no directors or executive officers. The managing general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of January 15, 2004, the names of the executive officers of WFA and the position held by each of them, are as follows:

                                                                  Has Served as
                       Position Held with the                     a Director or
Name                   Managing General Partner                   Officer Since
----                   ------------------------                   -------------

Michael L. Ashner      Chief Executive Officer and Director       1-96

Thomas C. Staples      Chief Financial Officer                    1-99

Peter Braverman        Executive Vice President and Director      1-96

Carolyn Tiffany        Chief Operating Officer and Clerk          10-95

         Michael L. Ashner. Mr. Ashner, age 51, serves as the Chief Executive Officer of WFA and its affiliates, a position he has held since January 15, 1996, as well as the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership, a real estate company. Mr. Ashner has served as Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments, a publicly traded real estate investment trust (" First Union"), since December 31, 2003. Since August 2002, Mr. Ashner has also served as the Chief Executive Officer and a Director of Shelbourne Properties I, II and III, three separate publicly traded real estate investment trusts. Since 1981, Mr. Ashner has been Chairman of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn By Marriott Limited Partnership, an entity that owns and operates 50 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: Greate Bay Hotel and Casino Inc., a hotel and casino operator, and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

         Peter Braverman. Mr. Braverman, age 51, has served as the Executive Vice President of WFA and its affiliates since January 1996. Mr. Braverman also serves as the Executive Vice President of Newkirk MLP Corp. Mr. Braverman has served as the Executive Vice President of First Union since January 2004. He has also been an Executive Vice President of AP-Fairfield GP, LLC since August 2001. Since August 2002, Mr. Braverman has also served as the Executive Vice President and a Director of Shelbourne Properties I, II and III.

         Thomas C. Staples. Mr. Staples, age 47, has been with WFA since 1995. Since January 1999, Mr. Staples has served as the Chief Financial Officer of WFA. Mr. Staples has also served as the Treasurer and Chief Financial Officer of First Union since January 2004. Since August 2002, Mr. Staples has also served as Assistant Treasurer of Shelbourne Properties I, II and III. He also serves as Chief Financial Officer and Treasurer of AP-Fairfield GP, LLC. Mr. Staples is a certified public accountant.

         Carolyn Tiffany. Ms. Tiffany, age 37, has been with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. Ms. Tiffany has served as the Chief Operating Officer and Secretary of First Union since January 2004. Ms. Tiffany also serves as Vice President, Treasurer, Secretary and Chief Financial Officer of Shelbourne Properties I, II and III. In addition, Ms. Tiffany is the Chief Operating Officer of Newkirk MLP Corp. She has also been Chief Operating Officer of AP-Fairfield GP, LLC since August 2001.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of numerous limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

         Except as indicated above, neither the Registrant nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of WFA.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security Ownership of Certain Beneficial Owners.

         WFA and Three Winthrop own all the outstanding general partnership interests in the Registrant. The following table sets forth certain information regarding Units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership assignee units, by each of the directors of the General Partners of the Registrant and by all directors and executive officers of the General Partners as a group as of January 12, 2004.

--------------------------------------------------------------------------------
  Name and address of Beneficial Owner      Amount and nature of     % of Class
                                              Beneficial Owner
--------------------------------------------------------------------------------
          Mango Bay Realty LLC (1)                 597.897               17.08
--------------------------------------------------------------------------------
     WILCAP Limited Partnership (2) (3)             1,000               28.571
--------------------------------------------------------------------------------
    WILCAP Holdings Co., Inc. (3)(4)                  18                   *
--------------------------------------------------------------------------------
Winthrop Financial Associates, A Limited              6                    *
             Partnership (2)
--------------------------------------------------------------------------------
      Win Partner Interest LLC (2)                  15.50                  *
--------------------------------------------------------------------------------
     Win Partner Interest II LLC (2)                 9.33                  *
--------------------------------------------------------------------------------
  All directors and executive officers as              --                  --
          a group (five persons)
--------------------------------------------------------------------------------

* Less than one percent

(1) The members of Mango Bay LLC are affiliated with MB Special LLC, the entity that has certain rights with respect to the Registrant.
(2) WILCAP Limited Partnership, WILCAP Holdings Co., Inc., WFA, Win Partner Interest LLC and Win Partner Interest II LLC is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.
(3) Based upon information supplied to the Registrant by WILCAP Limited Partnership.
(4) WILCAP Holdings Co., Inc. is the general partner of WILCAP Limited Partnership.

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

         WFA earns annual asset management fees of $750,000 paid from the Registrant's distributive share of cash flow from operations of the Operating, Development and Management Partnerships. In addition, the Registrant paid a cash distribution to the General Partners of $60,000 in 2001.

         There were no other material transactions between the General Partners or their affiliates and the Registrant during 2001 or 2002, except as follows:

         An affiliate of the General Partners that acts as the general partner of WC Management received a distribution of $12,000 and $5,000 for 2001 and 2002, respectively, in respect of its 1.0% interest in WC Management. Other than the distribution in respect of its 1% interest, the general partner of WC Management received no compensation for its services as general partner.

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

         In January 2000, Quadrangle Associates II LLC ("Quadrangle"), an affiliate of the WFA, commenced a tender offer for units of limited partnership interest in the Registrant. Upon expiration of the offer, Quadrangle acquired a total of 586.89 units (16.77%) for a purchase price of $5,100 per unit. These units were sold to Mango Bay LLC in March 2001. Mango Bay LLC and affiliates of WFA received aggregate distributions during the year ended December 31, 2002 in the amount of $2,117,213 from the proceeds of the sale of the Headquarters Facility.

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

         (d) Transactions with Promoters. None.

Item 13. Controls and Procedures

         The General Partners' principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. However, as a result of the dispute with the general partner of the Development Partnership, the Registrant has not received similar assurances from the Development Partnership and, therefore, no assurance can be given that adequate disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) have been instituted by the Development Partnership and, accordingly, no representation can be made with respect thereto.

         In addition, there have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

Item 14. Exhibits and Reports on Form 8-K.

         (a) The following documents are filed as part of this Report:

               1. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report.

         (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended December 31, 2002.

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

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

By:      WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP,
         Managing General Partner

         By:      /s/Michael L. Ashner
                  --------------------
                  Michael L. Ashner
                  Chief Executive Officer


Date: February 4, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name              Title                              Date
--------------              -----                              ----

/s/ Michael Ashner          Chief Executive Officer            Februay 4, 2004
------------------          and Director
Michael Ashner

/s/ Thomas Staples          Chief Financial Officer            February 4, 2004
-------------------
Thomas Staples

                                  EXHIBIT INDEX


 Exhibit
  Number                          Document

   3,4      Limited Partnership Agreement of Winthrop California Investors   (1)
            Limited Partnership, dated October 16, 1988, Agreement of
            Merger, dated October 16, 1985


   3,4      Amendment to Limited Partnership Agreement of Winthrop           (2)
            California Investors Limited Partnership, dated November 15,
            1995

  10 (a)    Form of Amended and Restated Partnership Agreement of Crow       (3)
            Winthrop Operating Partnership

   (b)      Form of Limited Partnership Agreement and Certificate of         (3)
            Amendment of Crow Winthrop Development Limited Partnership

   (c)      First Amendment to Limited Partnership Agreement and             (3)
            Certificate of Amendment of Crow Winthrop Development
            Limited Partnership, dated as of July 26, 1985, by and between Crow Irvine #2, as General Partner, and Winthrop California Investors Limited Partnership, as Limited Partner

   (d)      Construction, Operation and Reciprocal Easement Agreement,       (3)
            dated as of July 26, 1985, by and between Crow Winthrop
            Development Limited Partnership

   (e) Air Space Lease, dated as of July 26, 1985, by and between Crow (3) Winthrop Operating Partnership, as Lessor, and Crow
            Winthrop Development Limited Partnership, as Lessee

   (f) Air Space Easement Agreement, dated as of July 26, 1985, by and (3) between Crow Winthrop Operating Partnership, as Grantor, and Crow Winthrop Development Limited Partnership, as Grantee

   (g)      Amended and Restated Development Agreement, dated as of          (1)
            February 28, 1992, by and among Crow Winthrop Operating
            Partnership, Crow Winthrop Development Limited Partnership,
            Winthrop California Investors Limited Partnership and Crow
            Irvine #2

   (h)      Second Amendment to Partnership Agreement, dated February 28,    (1)
            1992, by and between Crow Irvine #2 and Winthrop California Investors Limited Partnership

   (i)      Fourth Amendment to Limited Partnership Agreement and            (1)
            Certificate of Amendment, dated February 28, 1992, by and between Crow Irvine #2 and Winthrop California Investors
            Limited Partnership

   (j)      Settlement Agreement dated October 3, 2003 between Crow Irvine   (4)
            #2 and Winthrop California Investors Limited Partnership

   (j)      Fifth Amendment to Limited Partnership Agreement and             (4)
            Certificate of Amendment of Crow Winthrop Development
            Limited Partnership dated effective October 3, 2003 by and between Crow Irvine #2 and Winthrop California Investors
            Limited Partnership

   (k)      Mutual General Release of Past Claims dated October 3, 2003      (4)
            between Crow Irvine #2, Winthrop California Investors
            Limited Partnership and the "Crow Parties" and "Winthrop
            Parties" named therein

   31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley     50
            Act of 2002

   32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act  54
            of 2002

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended 1991, filed on August 28, 1992
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 15, 1995
(3)  Incorporated by reference to Registrant's Registration Statement
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed October 14, 2003.