Form 10QSB
period 2003-09-30
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2004-02-09
CIK 776105

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-14536

                Winthrop California Investors Limited Partnership
                -------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                     04-2869812
-----------------------------------------   -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                     02114-9507
-----------------------------------------   -----------------------------------
(Address of principal executive office)                     (Zip Code)

          Registrant's telephone number, including area code (617) 570-4600
                                                             --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        No   X
                                       -----     -----





                                     1 of 21

                     WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                               FORM 10-QSB SEPTEMBER 30, 2003

                               PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                      SEPTEMBER 30, 2003      DECEMBER 31,
                                                          (UNAUDITED)             2002
                                                       -----------------   ------------------

ASSETS

Cash and cash equivalents                              $          3,076    $           3,375
Equity investment in Development Partnership                     13,659               14,155
                                                       -----------------   ------------------

       Total assets                                    $         16,735    $          17,530
                                                       =================   ==================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable, accrued expenses and other           $            188    $             245
Liabilities of discontinued operations                               16                   16
                                                       -----------------   ------------------

       Total liabilities                                            204                  261
                                                       -----------------   ------------------

Minority interest of Operating Partnership                            2                    2
                                                       -----------------   ------------------

Partners' capital:

Limited Partners -
    Limited Partners capital-units of Investor
    Limited Partnership Interest, $65,000 stated
    value per cash unit and $66,000 stated value
    per deferred unit; authorized - 3,500 units;
    issued and outstanding - 3,500 units                         36,060               36,783

General partners' deficit                                       (19,531)             (19,516)
                                                       -----------------   ------------------

       Total partners' capital                                   16,529               17,267
                                                       -----------------   ------------------

       Total liabilities and partners' capital         $         16,735    $          17,530
                                                       =================   ==================












                      See notes to consolidated financial statements.

                                          2 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                              FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                                2003                2002             2003                2002
                                                           ----------------    -------------     --------------      ------------
Income:

Miscellaneous income                                       $            75     $          -      $          87       $         -
Interest income                                                          4                1                 14                 5
                                                           ----------------    -------------     --------------      ------------

                  Total income                                          79                1                101                 5
                                                           ----------------    -------------     --------------      ------------

Expenses:

General and administrative                                             223               37                319               252
Asset management fees                                                  188              188                563               563
                                                           ----------------      -----------     --------------        ----------

                  Total expenses                                       411              225                882               815
                                                           ----------------    -------------     --------------        ----------

Loss from continuing operations before
     equity in loss of Development Partnership                        (332)            (224)              (781)             (810)
Equity in loss of Development Partnership                              (67)            (159)              (496)             (374)
                                                           ----------------    -------------     --------------      ------------

Loss from continuing operations                                       (399)            (383)            (1,277)           (1,184)
                                                           ----------------    -------------     --------------      ------------

Discontinued Operations:
Income (loss) from discontinued operations                               2              616                 (1)            1,134
Equity in income of Jamboree LLC                                         -            5,895                540             5,972
                                                           ----------------    -------------     --------------      ------------

Income from discontinued operations                                      2            6,511                539             7,106
                                                           ----------------    -------------     --------------      ------------

                  Net (loss) income                        $          (397)    $      6,128      $        (738)      $     5,922
                                                           ================    =============     ==============      ============

Net (loss) income allocated to General Partners            $            (8)    $        123      $         (15)      $       118
                                                           ================    =============     ==============      ============

Loss from continuing operations allocated to
     Investor Limited Partners                             $          (391)    $       (375)     $      (1,251)      $    (1,160)
Income from discontinued operations allocated
     to Investor Limited Partners                                        2            6,380                528             6,964
                                                           ----------------    -------------     --------------      ------------

Net (loss) income allocated to Investor Limited Partners   $          (389)    $      6,005      $        (723)      $     5,804
                                                           ================    =============     ==============      ============

Loss from continuing operations per unit of
   of limited partnership interest                         $       (111.71)    $    (107.14)     $     (357.43)      $   (331.43)

Income from discontinued operations
     per unit of limited partnership interest                         0.57         1,822.85             150.86          1,989.72
                                                           ----------------    -------------     --------------      ------------

Net (loss) income per Unit of Limited Partnership Interest $       (111.14)    $   1,715.71      $     (206.57)      $  1,658.29
                                                           ================    =============     ==============      ============



                See notes to consolidated financial statements.

                                     3 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003


CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                            UNITS OF
                                            INVESTOR        INVESTOR
                                            LIMITED          LIMITED          GENERAL            TOTAL
                                          PARTNERSHIP       PARTNERS'        PARTNERS'         PARTNERS'
                                            INTEREST         CAPITAL          DEFICIT           CAPITAL
                                         --------------- ---------------- ----------------  ----------------
Balance - January 1, 2003                         3,500  $        36,783  $       (19,516)  $        17,267

  Net loss                                            -             (723)             (15)             (738)
                                         --------------- ---------------- ----------------  ----------------

Balance - September 30, 2003                      3,500  $        36,060  $       (19,531)  $        16,529
                                         =============== ================ ================  ================










                See notes to consolidated financial statements.

                                     4 of 21

                             WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                                      FORM 10-QSB SEPTEMBER 30, 2003


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                              FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                                              2003                2002
                                                                         -----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations:
     Loss from continuing operations                                     $         (1,277)   $       (1,184)
     Adjustments to reconcile loss from continuing
        operations to net cash used in continuing operations:
        Equity in loss of Development Partnership                                     496               374
        Changes in assets and liabilities:
          Decrease in receivables                                                       -               208
          (Decrease) increase in accounts payable, accrued expenses
             and other                                                                (57)              197
                                                                         -----------------   ---------------

             Net cash used in continuing operations                                  (838)             (405)
                                                                         -----------------   ---------------

Discontinued Operations:
     Income from discontinued operations                                              539             7,106
     Adjustments to reconcile income from discontinued operations to net cash (used in) provided by discontinued operations:
        Equity in income of Jamboree LLC                                             (540)           (5,805)
        Changes in liabilities:
          Increase in liabilities of discontinued operations                            -                13
                                                                         -----------------   ---------------

             Net cash (used in) provided by discontinued operations                    (1)            1,314
                                                                         -----------------   ---------------

             Net cash (used in) provided by operating activities                     (839)              909
                                                                         -----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued Operations:
     Distribution from Jamboree LLC                                                   540                 -
                                                                         -----------------   ---------------

             Net (decrease) increase in cash and cash equivalents                    (299)              909
                                                                         -----------------   ---------------

Cash and cash equivalents, beginning of year                                        3,375               852
                                                                         -----------------   ---------------

Cash and cash equivalents, end of period                                 $          3,076    $        1,761
                                                                         =================   ===============






                 See notes to consolidated financial statements.

                                     5 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The consolidated balance sheet at December 31, 2002 was derived from audited financial statements at such date.

         The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP

         The Registrant owns a 25% Limited Partner's interest in Crow Winthrop Development Limited Partnership (the "Development Partnership"), which is accounted for under the equity method. At September 30, 2003, the historical cost basis of the Registrant's equity investment in the Development Partnership is $13,659,000. As described below, pursuant to a settlement agreement, the Registrant is entitled to receive a preference payment of $22,000,000 from any "Capital Transaction," as defined, in exchange for the Registrant surrendering its interest in the Development Partnership.

         In October 2003, the Registrant entered into a settlement agreement with Crow Irvine #2, a California limited partnership ("Crow") which holds a 75% interest in and is the general partner of the Development Partnership. The Registrant and Crow agreed to the dismissal of two lawsuits between them that were pending in the Superior Court of the State of California, County of Orange. In addition, the Registrant and Crow agreed to an amendment of their partnership agreement. As part of the amendment, the Registrant is entitled to receive a preference payment of $22,000,000 arising from any "Capital Transaction," as defined, that occurs during the next two years. If a Capital Transaction does not occur in the next two years, in addition to the preference payment, the Registrant will then be entitled to receive interest of 6.0% per annum on the preference payment. If a Capital Transaction does not occur after three more years, the Registrant will become the general partner of the Development Partnership and Crow will become the limited partner of the Development Partnership. If the Registrant receives the preference payment and, if applicable, any accrued interest, the Registrant has agreed to surrender its interest in the Development Partnership to Crow.



                                     6 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       RELATED PARTY TRANSACTIONS

         Asset management fees earned by the Managing General Partner totaled $563,000 during the nine months ended September 30, 2003 and September 30, 2002.


4.       DISCONTINUED OPERATIONS

         The Registrant has classified the operations of its management partnership, Winthrop California Management Limited Partnership, as discontinued operations as a result of the sale of the Fluor Corporation World Headquarters Facility during 2002. Discontinued operations are summarized as follows:

                                                                           Nine Months Ended
                                                                              September 30,
                                                                       ----------------------------
                                                                          2003               2002
                                                                       ----------        ----------
              Income                                                   $        8        $    1,513

              Expenses                                                          9               379
                                                                       ----------        ----------

              (Loss) income from discontinued operations               $       (1)       $    1,134
                                                                       ===========       ==========




                                     7 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

              Liquidity and Capital Resources

              The Registrant uses its working capital reserves and any cash distributions received from the Crow Winthrop Development Limited Partnership (the "Development Partnership"), and prior to the sale in 2002 of the Fluor Corporation World Headquarters Facility (the "Headquarters Facility"), distributions from the Crow Winthrop Operating Partnership (the "Operating Partnership") and Winthrop California Management Limited Partnership ("WC Management") as its primary source of liquidity.

              The Registrant had $3,076,000 in cash and cash equivalents at September 30, 2003. Cash and cash equivalents are temporarily invested in short-term instruments. The Registrant's level of liquidity based upon cash and cash equivalents experienced a $299,000 decrease at September 30, 2003 as compared to December 31, 2002. The decrease resulted from $838,000 of net cash used in continuing operations and $1,000 of net cash used in discontinued operations for a total of $839,000 of net cash used in operating activities which was substantially offset by $540,000 of net cash provided by investing activities.

              Cash provided by investing activities was the result of a residual payment received of $540,000 by the Operating Partnership from funds held in escrow from the closing of the sale of the Headquarters Facility.

              In October 2003, the Registrant entered into a settlement agreement with Crow Irvine #2, a California limited partnership ("Crow") which holds a 75% interest in and is the general partner of the Development Partnership. The Registrant and Crow agreed to the dismissal of two lawsuits between them that were pending in the Superior Court of the State of California, County of Orange. In addition, the Registrant and Crow agreed to an amendment of their partnership agreement. As part of the amendment, the Registrant is entitled to receive a preference payment of $22,000,000 arising from any "Capital Transaction," as defined, that occurs during the next two years. If a Capital Transaction does not occur in the next two years, in addition to the preference payment, the Registrant will then be entitled to receive interest of 6.0% per annum on the preference payment. If a Capital Transaction does not occur after three more years, the Registrant will become the general partner of the Development Partnership and Crow will become the limited partner of the Development Partnership. If the Registrant receives the preference payment and, if applicable, any accrued interest, the Registrant has agreed to surrender its interest in the Development Partnership to Crow.


                                     8 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Results of Operations

              Net Income

              The Registrant recorded a net loss of $738,000 for the nine months ended September 30, 2003 compared to net income of $5,922,000 recorded in 2002. The decrease in income is primarily the result of decreased income allocated by the Operating Partnership and the Development Partnership during 2003 due to the sale of properties in 2002.

              Income

              Interest income increased by $9,000 during the nine months ended September 30, 2003 as compared to 2002. This increase is due to higher cash balances invested throughout the year.

              Miscellaneous income increased by $87,000 during the nine months ended September 30, 2003 as compared to 2002. This increase is due to a general liability and property insurance reimbursement received from the Registrant's insurance carrier in 2003.

              Costs and Expenses

              Costs and expenses increased from $815,000 in 2002 to $882,000 in 2003 as a result of increased professional fees.

              Discontinued Operations

              The Registrant has classified the operations of WC Management as discontinued operations as a result of the sale of the Headquarters Facility in 2002. Income from discontinued operations was $1,134,000 for the nine months ended September 30, 2002 compared to a loss of $1,000 for the nine months ended September 30, 2003. Income for the nine months ended September 30, 2002 was the result of management fees and leasing commissions earned by WC Management.

              Equity in income of Jamboree LLC for the nine months ended September 30, 2003 was the result of a residual payment received of $540,000 by the Operating Partnership from funds held in escrow from the closing of the sale of the Headquarters Facility. Equity in income of Jamboree LLC for the nine months ended September 30, 2002 of $5,972,000 was a result of the proceeds received from the sale of the Headquarters Facility.

              Inflation

              Inflation is not expected to have a material impact on the operations or financial position of the Registrant.


                                     9 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Recently Issued Accounting Standards

              In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board ("APB") Opinion No. 30. This statement had no effect on the Registrant's consolidated financial statements.

              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Registrant's consolidated financial statements.

              In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its consolidated financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Registrant's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Registrant's consolidated financial statements.

              In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Registrant will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Registrant does not expect that this interpretation will have an impact on the Registrant's consolidated financial statements.



                                    10 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Registrant's consolidated financial statements.

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Registrant's consolidated financial statements.

                                    11 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

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



                                    12 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003


ITEM 3.       CONTROLS AND PROCEDURES

              The Registrant's management, with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

              There have not been any changes in the Registrant's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.



                                    13 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003


PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

         (b)      Reports of Form 8-K:

                  No reports on Form 8-K were filed during the period ended September 30, 2003.

























                                    14 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                                     Managing General Partner



                                      BY: /s/ Michael L. Ashner
                                          ------------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer and Director


                                      BY: /s/ Thomas C. Staples
                                          ------------------------------------
                                          Thomas C. Staples
                                          Chief Financial Officer





                                      Dated: February 9, 2004









                                    15 of 21

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2003


EXHIBIT INDEX


         Exhibit                                                                               Page No.
         -------                                                                               --------
         31.1     Chief Executive Officer's Certification, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                                                   17 - 18

         31.2     Chief Financial Officer's Certification, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                                                   19 - 20

         32       Certification of Chief Executive Officer and Chief Financial Officer,
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002.                                              21
























                                    16 of 21