Form 10KSB
period 2003-12-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2004-03-30
CIK 776105

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                Commission  File
For the fiscal year ended December 31, 2003                     Number  0-14536
                          -----------------                             -------

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       04-2869812
----------------------------                 ----------------------------------
(State of organization)                      (IRS Employer Identification No.)

7 Bulfinch Place, Suite 500, Boston, Massachusetts                  02114
--------------------------------------------------               --------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code:             (617) 570-4600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $114,000

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

     Furthermore, the Operating Partnership had the right to acquire additional equity interests in, or receive cash payments from, Jamboree Office REIT (the "Property Appreciation Rights"). Initially, the Property Appreciation Rights were exercisable, if at all, at any time until the close of business on March 27, 2002. In general, the Property Appreciation Rights entitled the Operating Partnership to purchase (i) REIT Shares representing 10% of the equity value of Jamboree LLC for a purchase price of $10,888,888.89 in the aggregate, if the fair market value of all of the issued and outstanding REIT Shares equaled or exceeded $98 million divided by Jamboree Office REIT's interest in Jamboree LLC and (ii) REIT Shares representing 55% of the equity value of Jamboree LLC for a purchase price of $152,777,777.78 in the aggregate, if the fair market value of the issued and outstanding REIT Shares equaled or exceeded $125 million divided by Jamboree Office REIT's interest in Jamboree LLC. On September 29, 2000, in connection with a refinancing of the Headquarters Facility, the Property Appreciation Rights were amended. Under the terms of the amendment, the exercise date was extended through December 31, 2003 and the calculation of the fair value required to exercise the purchase of additional equity was amended to give effect to the increase indebtedness encumbering the Headquarters Facility. The amendment did not result in any change to the economic terms of the Property Appreciation Rights.

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

Development Partnership

     Prior to October 3, 2003, the Registrant was entitled to 25% of all profits, losses and cash flow from operations as well as sale or refinancing proceeds of the Development Partnership. Of this amount, 60% of all such profits, losses and cash flows from operations and 99% of such sale or refinancing proceeds are allocable to the Limited Partners, with the balance being allocable to the General Partners. As a result of various disputes that had arisen between the Registrant and Crow Irvine #1 involving the Development Partnership on March 3, 2000, the Registrant solicited the consent of Limited Partners to the exercise by the Registrant of the buy/sell right set forth in the Partnership Agreement for the Development Partnership. On April 3, 2000, the requisite consent of the Limited Partners was obtained and the Registrant sent a buy/sell notice (the "Buy/Sell Notice") to Crow Irvine, the general partner of the Development Partnership, which notice was consistent with the terms of the Solicitation Statement. In general, the Development Partnership's Partnership Agreement provided that if a partner believes that irreconcilable differences exist between the partners which inhibit the Development Partnership from achieving its goals, a partner may make an offer to acquire the other partners interest in the Development Partnership. The non-exercising partner then has the right to either acquire the exercising partner's interest for the price set forth in the Buy/Sell Notice or sell its interest to the exercising partner for the price set forth in the Buy/Sell Notice. On April 7, 2000, Crow Irvine brought an action seeking declaratory relief that the Registrant's exercise of the buy/sell right was wrongful.

     On October 3, 2003, the Registrant, entered into a settlement agreement (the "Settlement Agreement") with Crow Irvine pursuant to which certain disputes between the parties were settled (the "Lawsuits"). As more fully described below and in the Fifth Amendment to the

Partnership Agreement of the Development \Partnership dated effective October 3, 2003 (the "Fifth Amendment"), the Limited Partnership Agreement and Certificate of Amendment of the Development Partnership (the "Development Partnership Agreement") was amended to provide, among other things, that the Registrant is entitled to receive a preference payment of $22,000,000 arising from any "Capital Transaction," as defined, that occurs during the period October 3, 2003 through October 2, 2005. If a Capital Transaction does not occur by October 3, 2005, in addition to the preference payment, the Partnership will then be entitled to receive interest of 6.0% per annum on the preference payment. If a Capital Transaction does not occur by October 3, 2008, the Partnership will become the general partner of the Development Partnership and Crow will become the limited partner of the Development Partnership. If the Partnership receives the preference payment and, if applicable, any accrued interest, the Partnership has agreed to surrender its interest in the Development Partnership to Crow Irvine. A more detailed description of the Fifth Amendment follows:

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

Property Management

     Since 1992 until its sale, Winthrop Management LLC, an affiliate of WFA, had been retained by WC Management to actually perform management and leasing functions at the Headquarters Facility. Winthrop Management LLC was reimbursed at cost by WC Management for the compensation paid by Winthrop Management LLC to certain senior level on-site employees as well as for accounting and other support functions performed off-site by Winthrop Management LLC. The compensation paid to other Winthrop Management LLC employees as well as the costs associated with the office space occupied by Winthrop Management LLC and other administrative expenses were reimbursed to Winthrop Management LLC, at cost, by the Operating Partnership. Under the terms of its Management Agreement, WC Management was entitled to receive a fee for such services equal to 2% of gross receipts at the Headquarters Facility. Leasing commission payments, consistent with prevailing market rates, were paid to WC Management for all third-party leases it procured for the Headquarters Facility. All payments under the Management Agreement were paid to WC Management and the Registrant has no rights to any payments thereunder.

Item 2.  Description of Properties.

     At December 31, 2003, the Registrant owns no property other than its interests in the Development Partnership and WC Management.

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

     On March 10, 2004, WFA was advised by Crow Irvine #2 that the Development Partnership has entered into an agreement to sell a portion of the Development Partnership's land for a purchase price that, if the sale is consummated, would yield net proceeds sufficient to fully satisfy the $22,000,000 preference payment to the Partnership. The sale however is subject to the buyer's due diligence review as well as a number of other conditions. Accordingly, there can be no assurance that the sale will be consummated. If the sale is consummated, it is not expected that it will occur until December 2004 at the earliest. Further, prior to any sale being consummated, the Development Partnership will be required to build a parking garage at an estimated cost of $20,000,000 to ensure that the sufficient parking is provided under applicable zoning laws and agreements.

Item 3.  Legal Proceedings.

     To the best of the Registrant's knowledge, there are no material pending legal proceedings to which it is a party or to which its properties are subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Units in the Registrant. Trading in the Units is sporadic and occurs solely through private transactions. In addition, transfers of Units are subject to limitations set forth in the Registrant's partnership agreement which require the prior written consent of WFA of any such transfer, which consent may be granted or denied in WFA's sole discretion. As of March 1, 2004, there were 1,295 holders of 3,500 Units.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

     The Registrant uses its working capital reserves and any cash distributions received from Crow Winthrop Development Limited Partnership (the "Development Partnership") as its primary source of liquidity.

     In October 2003, the Registrant entered into a settlement agreement with Crow Irvine #2, a California limited partnership ("Crow") which holds a 75% interest in and is the general partner of the Development Partnership. The Registrant and Crow agreed to the dismissal of two lawsuits between them that were pending in the Superior Court of the State of California, County of Orange. In addition, the Registrant and Crow agreed to an amendment of their partnership agreement. As part of the amendment, the Registrant is entitled to receive a preference payment of $22,000,000 arising from any "Capital Transaction," as defined, that occurs during the period October 3, 2003 through October 2, 2005. If a Capital Transaction does not occur by October 3, 2005, in addition to the preference payment, the Registrant will then be entitled to receive interest of 6.0% per annum on the preference payment. If a Capital Transaction does not occur by October 3, 2008, the Registrant will become the general partner of the Development Partnership and Crow will become the limited partner of the Development Partnership. If the Registrant receives the preference payment and, if applicable, any accrued interest, the Registrant has agreed to surrender its interest in the Development Partnership to Crow.

     On March 10, 2004, the general partner of the Registrant was advised by the general partner of the Development Partnership that the Development Partnership has entered into an agreement to sell a portion of the Development Partnership's land for a purchase price that, if the sale is consummated, would yield net proceeds sufficient to fully satisfy the $22,000,000 preference payment to the Registrant. The sale, however, is subject to the buyer's due diligence review as well as a number of other conditions. Accordingly, there can be no assurance that the sale will be consummated. If the sale is consummated, it is not expected that it will occur until December 2004 at the earliest. Further, prior to any sale being consummated, the Development Partnership will be required to build a parking garage at an estimated cost of $20,000,000 to ensure that sufficient parking is provided under applicable zoning laws and agreements.

     The Registrant had $2,530,000 in cash and cash equivalents at December 31, 2003. Cash and cash equivalents are temporarily invested in short-term instruments. The Registrant's level of liquidity based upon cash and cash equivalents experienced an $845,000 decrease at December 31, 2003 as compared to December 31, 2002. The decrease resulted from $1,374,000 of net cash used in continuing operations and $11,000 of net cash used in discontinued operations for a total of $1,385,000 of net cash used in operating activities which was partially offset by $540,000 of net cash provided by investing activities. Cash provided by investing activities was the result of a residual payment received of $540,000 by the Operating Partnership from funds held in escrow from the closing of the sale of the Headquarters Facility.

     On February 12, 2004, Quadrangle Associates III LLC, an affiliate of WFA, offered to purchase up to 964 (27.54%) of the outstanding units of limited partnership interest of the Registrant for a purchase price of $2,450 per limited partnership interest upon the terms and subject to the conditions set forth in the affiliate's offer to purchase, as amended. Pursuant to an agreement entered into with MB Special LLC, an entity affiliated with several original partners of WFA who retained an indirect minor interest in WFA and which has the right to review the Partnership's budget, distributions and extraordinary transactions, MB Special LLC has the right to acquire up to 46% of any units acquired by Quadrangle Associates III LLC in its offer. The offer is scheduled to expire on March 31, 2004.

Results of Operations

Net (Loss) Income

     The Registrant recorded a net loss of $1,426,000 for the year ended December 31, 2003 compared to net income of $7,635,000 for the year ended December 31, 2002. The decrease in net income is primarily the result of decreased income allocated by the Operating Partnership and the Development Partnership during 2003 due to the sale of properties in 2002.

Income

     Interest income increased by $9,000 during 2003 compared to 2002. This increase is due to higher cash balances invested throughout the year.

     Miscellaneous income increased by $87,000 during 2003 compared to 2002. This increase is due to a general liability and property insurance reimbursement received from the Registrant's insurance carrier in 2003.

Expenses

     Expenses increased from $1,149,000 in 2002 to $1,620,000 in 2003 as a result of increased professional fees. The increase in professional fees were primarily due to increased legal fees incurred in connection with the litigation and settlement agreement between the Registrant and Crow.

Discontinued Operations

     The Registrant has classified the operations of Winthrop California Management Limited Partnership ("WC Management") as discontinued operations as a result of the sale of the Headquarters Facility in 2002. Income from discontinued operations decreased from $1,091,000 in 2002 to a loss of $32,000 in 2003. Income for the year ended December 31, 2002 was the result of management fees and leasing commissions earned by WC Management.

     Equity in income of Jamboree LLC decreased from $5,972,000 in 2002 to $608,000 in 2003. The 2003 income was the result of a residual payment received of $540,000 and the accrual of a residual payment of $68,000 which was received in 2004 by the Operating Partnership from funds held in escrow from the closing of the sale of the Headquarters Facility. Equity in income of Jamboree LLC for the year ended December 31, 2002 of $5,972,000 was a result of the proceeds received from the sale of the Headquarters Facility.

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

     None of the recently issued accounting standards had any effect on the Registrant's consolidated financial statements.

Quantitative and Qualitative Disclosures of Market Risk

     The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 7.       Financial Statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                                      INDEX
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                          Page

Independent Auditors' Report................................................18


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of December 31, 2003.....................19

     Consolidated Statements of Operations for the Years Ended
        December 31, 2003 and 2002..........................................20

     Consolidated Statements of Partners' Capital for the Years Ended
        December 31, 2003 and 2002..........................................21

     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2003 and 2002..........................................22

     Notes to Consolidated Financial Statements.............................23

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Winthrop California Investors Limited Partnership

We have audited the accompanying consolidated balance sheets of Winthrop California Investors Limited Partnership as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winthrop California Investors Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                       /s/ Imowitz Koenig & Co., LLP


New York, New York
March 19, 2004

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                     2003              2002
                                                                                 ------------      ------------
ASSETS

Cash and cash equivalents                                                          $  2,530          $  3,375
Equity investment in Development Partnership                                         13,659            14,155
Assets of discontinued operations                                                        68              --
                                                                                   --------          --------

         Total assets                                                              $ 16,257          $ 17,530
                                                                                   ========          ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable, accrued expenses and other                                       $    377          $    245
Liabilities of discontinued operations                                                   37                16
                                                                                   --------          --------

         Total liabilities                                                              414               261
                                                                                   --------          --------

Minority interest of Operating Partnership                                                2                 2
                                                                                   --------          --------

Partners' capital:

Limited Partners -
      Limited Partners capital - units of Investor Limited Partnership Interest,
      $65,000 stated value per cash unit and $66,000 stated value per deferred unit; authorized - 3,500 units; issued
      and outstanding - 3,500 units                                                  35,386            36,783

General partners' deficit                                                           (19,545)          (19,516)
                                                                                   --------          --------

         Total partners' capital                                                     15,841            17,267
                                                                                   --------          --------

         Total liabilities and partners' capital                                   $ 16,257          $ 17,530
                                                                                   ========          ========

                 See notes to consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                                    2003          2002
                                                                  ---------    ---------
Income:

Miscellaneous income                                              $      87    $    --
Interest income                                                          27           18
                                                                  ---------    ---------

                   Total income                                         114           18
                                                                  ---------    ---------

Expenses:

General and administrative                                              870          399
Asset management fees                                                   750          750
                                                                  ---------    ---------

                   Total expenses                                     1,620        1,149
                                                                  ---------    ---------

Loss from continuing operations before
     equity in (loss) income of Development Partnership              (1,506)      (1,131)
Equity in (loss) income of Development Partnership                     (496)       1,703
                                                                  ---------    ---------

(Loss) income from continuing operations                             (2,002)         572
                                                                  ---------    ---------

Discontinued Operations:
(Loss) income from discontinued operations                              (32)       1,091
Equity in income of Jamboree LLC                                        608        5,972
                                                                  ---------    ---------

Income from discontinued operations                                     576        7,063
                                                                  ---------    ---------

                   Net (loss) income                              $  (1,426)   $   7,635
                                                                  =========    =========

Net (loss) income allocated to General Partners                   $     (29)   $     153
                                                                  =========    =========

(Loss) income from continuing operations allocated to
     Investor Limited Partners                                    $  (1,962)   $     560
Income from discontinued operations allocated
     to Investor Limited Partners                                       565        6,922
                                                                  ---------    ---------

Net (loss) income allocated to Investor Limited Partners          $  (1,397)   $   7,482
                                                                  =========    =========

(Loss) income from continuing operations per unit of
   of Limited Partnership Interest                                $ (560.57)   $  160.00

Income from discontinued operations
     per unit of Limited Partnership Interest                        161.43     1,977.71
                                                                  ---------    ---------

Net (loss) income per Unit of Limited Partnership Interest        $ (399.14)   $2,137.71
                                                                  =========    =========

Distributions per Unit of Limited Partnership Interest            $    --      $1,285.71
                                                                  =========    =========

                 See notes to consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                      UNITS OF
                                      INVESTOR      INVESTOR
                                      LIMITED        LIMITED       GENERAL         TOTAL
                                    PARTNERSHIP     PARTNERS'      PARTNERS'      PARTNERS'
                                      INTEREST       CAPITAL       DEFICIT        CAPITAL
                                      --------      --------       --------       --------
Balance - January 1, 2002                3,500      $ 33,801       $(19,669)      $ 14,132

    Net income                            --           7,482            153          7,635

    Distributions                         --          (4,500)          --           (4,500)
                                      --------      --------       --------       --------

Balance - December 31, 2002              3,500        36,783        (19,516)        17,267

    Net loss                              --          (1,397)           (29)        (1,426)
                                      --------      --------       --------       --------

Balance - December 31, 2003              3,500      $ 35,386       $(19,545)      $ 15,841
                                      ========      ========       ========       ========

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------
                                                                                   2003              2002
                                                                                  -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations:
      (Loss) income from continuing operations                                    $(2,002)         $   572
      Adjustments to reconcile (loss) income from continuing
         operations to net cash used in continuing operations:
         Equity in loss (income) of Development Partnership                           496           (1,703)
         Changes in assets and liabilities:
            Decrease in receivables                                                  --                208
            Increase in accounts payable, accrued expenses
               and other                                                              132              112
                                                                                  -------          -------

               Net cash used in continuing operations                              (1,374)            (811)
                                                                                  -------          -------

Discontinued Operations:
      Income from discontinued operations                                             576            7,063
      Adjustments to reconcile income from discontinued operations to net cash (used in) provided by discontinued operations:
         Equity in income of Jamboree LLC                                            (540)          (5,805)
         Changes in liabilities:
            Increase in assets of discontinued operations                             (68)            --
            Increase (decrease) in liabilities of discontinued operations              21              (79)
                                                                                  -------          -------

               Net cash (used in) provided by discontinued operations                 (11)           1,179
                                                                                  -------          -------

               Net cash (used in) provided by operating activities                 (1,385)             368
                                                                                  -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
      Distribution from Development Partnership                                      --                854
Discontinued Operations:
      Distribution from Jamboree LLC                                                  540            5,805
                                                                                  -------          -------

               Cash provided by investing activities                                  540            6,659
                                                                                  -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Continuing Operations:
      Distributions to partners                                                      --             (4,500)
Discontinued Operations:
      Distribution to minority interest                                              --                 (4)
                                                                                  -------          -------

               Cash used in financing activities                                     --             (4,504)
                                                                                  -------          -------

               Net (decrease) increase in cash and cash equivalents                  (845)           2,523

Cash and cash equivalents, beginning of year                                        3,375              852
                                                                                  -------          -------

Cash and cash equivalents, end of year                                            $ 2,530          $ 3,375
                                                                                  =======          =======


                 See notes to consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

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

         As part of a reorganization of the Operating Partnership in 1997, ownership of the Headquarters Facility was transferred to Jamboree LLC, a newly formed limited liability company, in exchange for a 10% interest in such entity. The Headquarters Facility was sold in September 2002.

         The General Partners of the Partnership are Winthrop Financial Associates, A Limited Partnership ("WFA") and Three Winthrop Properties, Inc. ("Three Winthrop"). Effective January 1, 2001, MB Special LLC, an entity affiliated with several original partners of WFA who retained an indirect minor interest in WFA, was given the right to review the Partnership's budget, distributions and extraordinary transactions. If MB Special LLC disagrees with the budget, a distribution or an extraordinary transaction, MB Special LLC can direct that a different action be taken by the Partnership so long as such action is consistent with WFA's fiduciary obligation to the Partnership's partners.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


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

         The Partnership owns a 25% Limited Partner's interest in the Development Partnership, which is accounted for under the equity method of accounting. At December 31, 2003, the historical cost basis of the Partnership's equity investment in the Development Partnership is $13,659,000. As described in Note 3, pursuant to a settlement agreement, the Partnership is entitled to receive a preference payment of $22,000,000 from any "Capital Transaction", as defined, in exchange for the Partnership surrendering its interest in the Development Partnership.

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

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CONCENTRATION OF CREDIT RISK (CONTINUED)

         The Partnership maintains cash with one banking institution, which amounts at times exceed federally insured limits.

         EQUITY INVESTMENTS

         The Partnership accounts for its investments in the Development Partnership and, until it was dissolved, Jamboree LLC using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the investment's results of operations and by distributions received. Equity in the loss of the investments is not recognized to the extent that the investment balance would become negative, and distributions received from investments that have been written down to zero have been recorded as income in the consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated.

         The Partnership assesses whether there has been a permanent impairment in the value of equity investments if events or changes in circumstances indicate that the carrying amount of the equity investments may not be recoverable. The Partnership considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the equity investment. Management believes no such permanent impairment has occurred during 2003 and 2002.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments held by the Partnership include cash and cash equivalents, receivables and accounts payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature.

         ALLOCATION OF NET INCOME OR LOSS AND CASH FLOW

         The net income or loss and cash flows from operations of the Partnership are allocated 98% to the Investor Limited Partners and 2% to the General Partners. Cash flows from capital transactions are allocated 99% to the Investor Limited Partners and 1% to the General Partners. At December 31, 2003, the Partnership owes the General Partners approximately $56,000 for distributions that should have been allocated to the General Partners.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECLASSIFICATIONS

         Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Partnership's consolidated financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for classifying and measuring as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as it relates to recording mandatorily redeemable non-controlling interests in consolidated subsidiaries at fair value. This statement had no effect on the Partnership's consolidated financial statements.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


3.       EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP

         The Partnership's equity investment in the Development Partnership is summarized as follows:

                                                                                       DECEMBER 31,
                                                                                  --------------------
                                                                                    2003        2002
                                                                                  --------    --------
         (Amounts in Thousands)
         Balance, beginning of year                                               $ 14,155    $ 13,306
         Equity in (loss) income of Development Partnership                           (496)      1,703
         Distribution from Development Partnership                                    --          (854)
                                                                                  --------    --------

         Balance, end of year                                                     $ 13,659    $ 14,155
                                                                                  ========    ========

         Condensed balance sheet of the Development Partnership is as follows:

                                                                                    DECEMBER 31,
                                                                                  ---------------------
                                                                                    2003         2002
                                                                                  --------     --------
         (Amounts in Thousands)
         ASSETS

         Real estate, net                                                         $115,290     $117,838
         Land held for sale                                                          3,104         --
         Cash and cash equivalents                                                  14,926        6,364
         Accounts receivable and other assets                                        3,236        3,277
                                                                                  --------     --------

                                                                                  $136,556     $127,479
                                                                                  ========     ========

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
              Notes payable                                                       $ 91,316     $ 75,527
              Accounts payable, accrued interest and
                other liabilities                                                    4,325        3,029
                                                                                  --------     --------

                                                                                    95,641       78,556
                                                                                  --------     --------
         Partners' capital:
              Winthrop California Investors Limited
                Partnership                                                         22,000       29,548
              Crow Irvine #2                                                        18,915       19,375
                                                                                  --------     --------

                                                                                    40,915       48,923
                                                                                  --------     --------

                                                                                  $136,556     $127,479
                                                                                  ========     ========

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


3.       EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP (CONTINUED)

                                                                                       DECEMBER 31,
                                                                                  ----------------------
         Condensed Statements of Operations:                                        2003          2002
                                                                                  --------      --------
         Operating revenues                                                       $  9,659      $  8,391
         Gain on sale of property                                                     --           5,465
         Costs and expenses                                                        (17,667)      (12,230)
                                                                                  --------      --------

              Net (loss) income                                                   $ (8,008)     $  1,626
                                                                                  ========      ========

         Net loss allocated to Crow Irvine #2                                     $   (460)     $    (77)
                                                                                  ========      ========

         Net (loss) income allocated to Winthrop California
           Investors Limited Partnership                                          $ (7,548)     $  1,703
                                                                                  ========      ========

         In October 2003, the Partnership entered into a settlement agreement with Crow Irvine #2, a California limited partnership ("Crow"), which holds a 75% interest in and is the general partner of the Development Partnership. The Partnership and Crow agreed to the dismissal of two lawsuits between them that were pending in the Superior Court of the State of California, County of Orange. In addition, the Partnership and Crow agreed to an amendment of their partnership agreement. As part of the amendment, the Partnership is entitled to receive a preference payment of $22,000,000 arising from any "Capital Transaction," as defined, that occurs during the period October 3, 2003 through October 2, 2005. If a Capital Transaction does not occur by October 3, 2005, in addition to the preference payment, the Partnership will then be entitled to receive interest of 6.0% per annum on the preference payment. If a Capital Transaction does not occur by October 3, 2008, the Partnership will become the general partner of the Development Partnership and Crow will become the limited partner of the Development Partnership. If the Partnership receives the preference payment and, if applicable, any accrued interest, the Partnership has agreed to surrender its interest in the Development Partnership to Crow.

         The valuation of the Partnership's equity investment in the Development Partnership at December 31, 2003 reflects the equity method share of profits and losses, distributions received and prior year write downs and does not exceed the present value of the expected future cash flows that would result from the preference payment described above. At December 31, 2003, the Partnership's share of the underlying net assets of the Development Partnership exceeded the Partnership's equity investment in the Development Partnership by $8,341,000. The excess is a permanent difference as a result of the Partnership determining that there were permanent impairments in the value of its equity investment in prior years.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


4.       EQUITY INVESTMENT IN JAMBOREE LLC

         The Partnership's equity investment in Jamboree LLC is summarized as follows:

                                                                                 DECEMBER 31,
                                                                             ---------------------
                                                                                2003         2002
                                                                             --------      -------
         (Amounts in Thousands)
         Balance, beginning of year                                          $   --        $  --
         Equity in income of Jamboree LLC                                        --          5,805
         Distribution from Jamboree LLC                                          --         (5,805)
                                                                             --------      -------

         Balance, end of year                                                $   --        $  --
                                                                             ========      =======

         In September 2002, Jamboree LLC sold the Headquarters Facility. The Operating Partnership received a distribution of $5,805,000 from the sale, proportionate to its 10% member interest. During 2003, the Operating Partnership received a residual payment of $540,000 from funds held in escrow from the closing of the sale of the Headquarters Facility and received an additional residual payment of $68,000 during 2004. These amounts have been recorded as equity in income of Jamboree LLC in the consolidated statement of operations for the year ended December 31, 2003. The equity in income of Jamboree LLC has been classified as discontinued operations in the consolidated statement of operations for the years ended December 31, 2003 and 2002. The residual payment of $68,000 which was received during 2004, is reflected as a receivable in assets of discontinued operations in the consolidated balance sheet at December 31, 2003.

5.       TRANSACTIONS WITH RELATED PARTIES

         WFA earns annual asset management fees of $750,000 paid from the Partnership's distributive share of cash flow from operations of the Operating, Development and Management Partnerships.

         In accordance with the Management and Leasing Agreement (the "Management Agreement") between the Partnership and Jamboree LLC, the Partnership earned a base management fee equal to 2% of the effective gross income generated from the Headquarters Facility. The Management Agreement also provided the Partnership the opportunity to earn an additional incentive fee; not to exceed 2% of the effective gross income generated from the Headquarters Facility on a go forward basis. The Partnership earned management fees of $798,000 for the year ended December 31, 2002. The Partnership also earned leasing commissions from the Headquarters Facility of $708,000 for the year ended December 31, 2002. As a result of the sale of the Headquarters Facility, the Partnership did not earn any management fees or leasing commissions for the year ended December 31, 2003.

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


6.       DISCONTINUED OPERATIONS

         The Partnership has classified the operations of the Management Partnership as discontinued operations as a result of the sale of the Headquarters Facility. Discontinued operations are summarized as follows (in thousands):

                                                                                    DECEMBER 31
                                                                               ---------------------
                                                                                2003           2002
                                                                               -------       -------
         Income                                                                $  --         $ 1,506

         Expenses                                                                  (32)         (415)
                                                                               -------       -------

         (Loss) income from discontinued operations                            $   (32)      $ 1,091
                                                                               =======       =======

7.       INCOME TAXES

         The Partnership's loss for federal income tax reporting purposes differs from net income or loss for financial reporting purposes primarily due to timing differences in the recognition of certain revenue and expense items. Loss for federal income tax reporting purposes was approximately $724,000 and $45,933,000 higher than the amount reported for financial reporting purposes for the years ended December 31, 2003 and 2002, respectively.

8.       SUBSEQUENT EVENT

         On March 10, 2004, WFA was advised by Crow Irvine #2 that the Development Partnership has entered into an agreement to sell a portion of the Development Partnership's land for a purchase price that, if the sale is consummated, would yield net proceeds sufficient to fully satisfy the $22,000,000 preference payment to the Partnership. The sale however is subject to the buyer's due diligence review as well as a number of other conditions. Accordingly, there can be no assurance that the sale will be consummated. If the sale is consummated, it is not expected that it will occur until December 2004 at the earliest. Further, prior to any sale being consummated, the Development Partnership will be required to build a parking garage at an estimated cost of $20,000,000 to ensure that the sufficient parking is provided under applicable zoning laws and agreements.

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

         Effective January 20, 2004, the Registrant engaged Imowitz Koenig & Co. LLP ("Imowitz") as its independent auditors. For the year ended December 31, 2003 and 2002, there are (i) no disagreements with Imowitz on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to Imowitz's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

Item 8A. Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The Registrant has no directors or executive officers. The managing general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2004, the names of the executive officers of WFA and the position held by each of them, are as follows:


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

         Mr. Ashner, age 51, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of each of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange and that are currently liquidating, and First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn By Marriott Limited Partnership, an entity that owns and operates 46 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies:
Greate Bay Hotel and Casino Inc., a hotel and casino operator, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

         Mr. Braverman, age 52, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk as well as each of Shelbourne I, II, and III and First Union. Mr. Braverman has also served as the Executive Vice President of AP-Fairfield GP, LLC since August 2001. Mr. Braverman also currently serves on the Board of Director of each of Shelbourne Properties I, II and III.

         Ms. Tiffany, age 37, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Vice President, Treasurer, Secretary and Chief Financial Officer of

Shelbourne Properties I, II and III, and the Chief Operating Officer and Secretary of Newkirk and First Union. In addition, Ms. Tiffany is the Chief Operating Officer of AP-Fairfield GP, LLC since August 2001.

         Mr. Staples, age 48, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk and is the Assistant Treasurer of Shelbourne Properties I, II and III. He also serves as Chief Financial Officer and Treasurer of AP-Fairfield GP, LLC. Mr. Staples is a certified public accountant.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security Ownership of Certain Beneficial Owners.

         WFA and Three Winthrop own all the outstanding general partnership interests in the Registrant. The following table sets forth certain information regarding Units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership assignee units, by each of the directors of the General Partners of the Registrant and by all directors and executive officers of the General Partners as a group as of March 1, 2004.

-------------------------------------------------- ----------------------- -------------
      Name and address of Beneficial Owner          Amount and nature of    % of Class
                                                      Beneficial Owner
-------------------------------------------------- ----------------------- -------------
              Mango Bay Realty LLC (1)                     597.897             17.08
-------------------------------------------------- ----------------------- -------------
         WILCAP Limited Partnership (2) (3)                 1,000             28.571
-------------------------------------------------- ----------------------- -------------
        WILCAP Holdings Co., Inc. (3)(4)                      18                 *
-------------------------------------------------- ----------------------- -------------
    Winthrop Financial Associates, A Limited                  6                  *
                 Partnership (2)
-------------------------------------------------- ----------------------- -------------
          Win Partner Interest LLC (2)                      15.50                *
-------------------------------------------------- ----------------------- -------------
         Win Partner Interest II LLC (2)                     9.33                *
-------------------------------------------------- ----------------------- -------------
 All directors and executive officers as a group              --                --
                 (five persons)
-------------------------------------------------- ----------------------- -------------

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

         There were no other material transactions between the General Partners or their affiliates and the Registrant during 2002 or 2003, except as follows:

         A distribution was paid or accrued to an affiliate of the General Partners that acts as the general partner of WC Management of $17,000 and $0 for 2002 and 2003, respectively, in respect of its 1.0% interest in WC Management. Other than the distribution in respect of its 1% interest, the general partner of WC Management received no compensation for its services as general partner.

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

         On February 12, 2004, Quadrangle Associates III LLC, an affiliate of WFA, offered to purchase up to 964 (27.54%) of the outstanding units of limited partnership interest of the Registrant for a purchase price of $2,450 per limited partnership interest upon the terms and subject to the conditions set forth in the affiliate's offer to purchase, as amended. Pursuant to an agreement entered into with MB Special LLC, an entity affiliated with several original partners of WFA who retained an indirect minor interest in WFA and which has the right to review the Partnership's budget, distributions and extraordinary transactions, MB Special LLC has the right to acquire up to 46% of any units acquired by Quadrangle Associates III LLC in its offer. The offer is scheduled to expire on March 31, 2004.

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


Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2004.

         Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $10,000 and $89,000 for the years ended December 31, 2003 and 2002, respectively.

         Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related fees services to the Partnership for the years ended December 31, 2003 and 2002.

         Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $6,000 and $0 for the years ended December 31, 2003 and 2002, respectively.

         Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2003 and 2002.

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

WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP

By:    WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP,
       Managing General Partner

       By:    /s/Michael L. Ashner
              -------------------------
              Michael L. Ashner
              Chief Executive Officer


Date:  March 29, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                 Title                         Date
--------------                 -----                         ----
/s/ Michael Ashner             Chief Executive Officer       March 29, 2004
------------------              and Director
Michael Ashner

/s/ Thomas Staples             Chief Financial Officer       March 29, 2004
-------------------
Thomas Staples

                                  EXHIBIT INDEX

Exhibit
 Number  Document

3,4      Limited Partnership Agreement of Winthrop California               (1)
         Investors Limited Partnership, dated October 16, 1988,
         Agreement of Merger, dated October 16, 1985

3,4 Amendment to Limited Partnership Agreement of Winthrop California (2) Investors Limited Partnership, dated November 15, 1995

10(a)    Form of Amended and Restated Partnership Agreement of Crow         (3)
         Winthrop Operating Partnership

(b)      Form of Limited Partnership Agreement and Certificate of           (3)
         Amendment of Crow Winthrop Development Limited Partnership

(c)      First Amendment to Limited Partnership Agreement and               (3)
         Certificate of Amendment of Crow Winthrop Development Limited Partnership, dated as of July 26, 1985, by and between Crow
         Irvine #2, as General Partner, and Winthrop California
         Investors Limited Partnership, as Limited Partner

(d)      Construction, Operation and Reciprocal Easement Agreement,         (3)
         dated as of July 26, 1985, by and between Crow Winthrop
         Development Limited Partnership

(e)      Air Space Lease, dated as of July 26, 1985, by and between         (3)
         Crow Winthrop Operating Partnership, as Lessor, and Crow
         Winthrop Development Limited Partnership, as Lessee

(f)      Air Space Easement Agreement, dated as of July 26, 1985, by        (3)
         and between Crow Winthrop Operating Partnership, as Grantor, and Crow Winthrop Development Limited Partnership, as Grantee

(g)      Amended and Restated Development Agreement, dated as of            (1)
         February 28, 1992, by and among Crow Winthrop Operating
         Partnership, Crow Winthrop Development Limited Partnership,
         Winthrop California Investors Limited Partnership and Crow
         Irvine #2

(h       Second Amendment to Partnership Agreement, dated February 28,      (1)
         1992, by and between Crow Irvine #2 and Winthrop California
         Investors Limited Partnership

(i)      Fourth Amendment to Limited Partnership Agreement and              (1)
         Certificate of Amendment, dated February 28, 1992, by and between Crow Irvine #2 and Winthrop California Investors
         Limited Partnership

(j)      Settlement Agreement dated October 3, 2003 between Crow            (4)
         Irvine #2 and Winthrop California Investors Limited
         Partnership

(j)      Fifth Amendment to Limited Partnership Agreement and               (4)
         Certificate of Amendment of Crow Winthrop Development Limited Partnership dated effective October 3, 2003 by and between Crow Irvine #2 and Winthrop California Investors Limited
         Partnership

(k)      Mutual General Release of Past Claims dated October 3, 2003        (4)
         between Crow Irvine #2, Winthrop California Investors Limited Partnership and the "Crow Parties" and "Winthrop Parties" named therein

31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley        40
         Act of 2002

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley         44
         Act of 2002


(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended 1991, filed on August 28, 1992

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 15, 1995

(3)      Incorporated by reference to Registrant's Registration
         Statement

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed October 14, 2003.

                                                                      Exhibit 31


                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003

                                 CERTIFICATIONS

I, Michael L. Ashner, in the capacities indicated below, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Winthrop California Investors Limited Partnership;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 29, 2004                  /s/ Michael L. Ashner
                                       -----------------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer and
                                       President

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003

                                 CERTIFICATIONS

I, Thomas Staples, in the capacity indicated below, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Winthrop California Investors Limited Partnership;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  March 29, 2004                  /s/ Thomas Staples
                                       -----------------------------------------
                                       Thomas Staples
                                       Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Winthrop California Investors Limited Partnership; (the "Partnership"), on Form 10-KSB for the annual period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:  March 29, 2004                  /s/ Michael L. Ashner
                                       -----------------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer


Date:  March 29, 2004                  /s/ Thomas Staples
                                       -----------------------------------------
                                       Thomas Staples
                                       Chief Financial Officer