Form 10QSB
period 2004-03-31
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2004-05-13
CIK 776105

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-14536

                Winthrop California Investors Limited Partnership
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  04-2869812
    --------------------------------        ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
---------------------------------------                 ------------
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










                                     1 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                MARCH 31, 2004      DECEMBER 31,
                                                                                  (UNAUDITED)           2003
                                                                                --------------      ------------
ASSETS

Cash and cash equivalents                                                         $    1,949          $  2,530
Equity investment in Development Partnership                                          13,659            13,659
Receivables                                                                                8                --
Assets of discontinued operations                                                         --                68
                                                                                  ----------          --------
         Total assets                                                             $   15,616          $ 16,257
                                                                                  ==========          ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable, accrued expenses and other                                      $       41          $    377
Liabilities of discontinued operations                                                    --                39
                                                                                  ----------          --------
         Total liabilities                                                                41               416
                                                                                  ----------          --------

Partners' capital:

Limited Partners -
      Limited Partners capital-units of Investor Limited Partnership Interest,
      $65,000 stated value per cash unit and $66,000 stated value per deferred unit; authorized - 3,500 units; issued
      and outstanding - 3,500 units                                                   35,180            35,386

General partners' deficit                                                            (19,605)          (19,545)
                                                                                  ----------          --------
         Total partners' capital                                                      15,575            15,841
                                                                                  ----------          --------
         Total liabilities and partners' capital                                  $   15,616          $ 16,257
                                                                                  ==========          ========












                 See notes to consolidated financial statements.



                                    2 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                 FOR THE THREE MONTHS ENDED
                                                              MARCH 31,                MARCH 31,
                                                                2004                     2003
                                                             ----------               ----------
Income:

Interest income                                               $      4                  $     8
                                                              --------                  -------

                      Total income                                   4                        8
                                                              --------                  -------

Expenses:

General and administrative                                          20                       63
Asset management fees                                              188                      188
                                                              --------                  -------

                      Total expenses                               208                      251
                                                              --------                  -------

Loss from continuing operations before
      equity in loss of Development Partnership                   (204)                    (243)
Equity in loss of Development Partnership                           --                     (126)
                                                              --------                  -------

Loss from continuing operations                                   (204)                    (369)
                                                              --------                  -------

Discontinued Operations:
Loss from discontinued operations                                   (6)                      (5)
                                                              --------                  -------

                      Net loss                                $   (210)                 $  (374)
                                                              ========                  =======

Net loss allocated to General Partners                        $     (4)                 $    (7)
                                                              ========                  =======

Loss from continuing operations allocated to
      Investor Limited Partners                               $   (200)                 $  (362)
Loss from discontinued operations allocated
      to Investor Limited Partners                                  (6)                      (5)
                                                              --------                  -------

Net loss allocated to Investor Limited Partners               $   (206)                 $  (367)
                                                              ========                  =======

Loss from continuing operations per unit of
   of limited partnership interest                            $ (57.14)               $ (103.43)

Loss from discontinued operations
      per unit of limited partnership interest                   (1.72)                   (1.43)
                                                              --------                  -------

Net loss per Unit of Limited Partnership Interest             $ (58.86)               $ (104.86)
                                                              ========                  =======


                See notes to consolidated financial statements.


                                    3 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                  UNITS OF
                                  INVESTOR         INVESTOR
                                   LIMITED          LIMITED         GENERAL          TOTAL
                                 PARTNERSHIP       PARTNERS'       PARTNERS'       PARTNERS'
                                  INTEREST          CAPITAL         DEFICIT         CAPITAL
                                -------------     -----------     -----------     -----------
Balance - January 1, 2004           3,500          $ 35,386        $(19,545)        $ 15,841

    Net loss                           --              (206)             (4)            (210)

    Distributions                      --                --             (56)             (56)
                                   ------          --------        --------         --------

Balance - March 31, 2004            3,500          $ 35,180        $(19,605)        $ 15,575
                                   ======          ========        ========         ========



























                 See notes to consolidated financial statements.


                                    4 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(IN THOUSANDS)                                                                   FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,              MARCH 31,
                                                                                 2004                   2003
                                                                              -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations:
      Loss from continuing operations                                          $   (204)              $   (369)
      Adjustments to reconcile loss from continuing
         operations to net cash used in continuing operations:
         Equity in loss of Development Partnership                                   --                    126
         Changes in assets and liabilities:
            Increase in receivables                                                  (8)                    --
            Decrease in accounts payable, accrued expenses
                and other                                                          (336)                  (245)
                                                                               --------               --------

                Net cash used in continuing operations                             (548)                  (488)
                                                                               --------               --------

Discontinued Operations:
      Loss from discontinued operations                                              (6)                    (5)
      Adjustments to reconcile loss from discontinued operations to net cash provided by (used in) discontinued operations:
         Changes in liabilities:
            Decrease in assets of discontinued operations                            68                     --
            Decrease in liabilities of discontinued operations                      (39)                    --
                                                                               --------               --------

                Net cash provided by (used in) discontinued operations               23                     (5)
                                                                               --------               --------

                Net cash used in operating activities                              (525)                  (493)
                                                                               --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Continuing Operations:
      Distributions to partners                                                     (56)                    --
                                                                               --------               --------

                Cash used in financing activities                                   (56)                    --
                                                                               --------               --------

                Net decrease in cash and cash equivalents                          (581)                  (493)
                                                                               --------               --------


Cash and cash equivalents, beginning of period                                    2,530                  3,375
                                                                               --------               --------

Cash and cash equivalents, end of period                                       $  1,949               $  2,882
                                                                               ========               ========



                 See notes to consolidated financial statements.


                                    5 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The consolidated balance sheet at December 31, 2003 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

2.       EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP

         The Registrant owns a 25% Limited Partner's interest in Crow Winthrop Development Limited Partnership (the "Development Partnership"), which is accounted for under the equity method. At March 31, 2004, the historical cost basis of the Registrant's equity investment in the Development Partnership is $13,659,000. As described below, pursuant to a settlement agreement, the Registrant is entitled to receive a preference payment of $22,000,000 from any "Capital Transaction," as defined, in exchange for the Registrant surrendering its interest in the Development Partnership.

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



                                    6 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.       EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP (CONTINUED)

         In March 2004, the Managing General Partner of the Registrant was advised by the general partner of the Development Partnership that the Development Partnership has entered into an agreement to sell a portion of the Development Partnership's land for a purchase price that, if the sale is consummated, would yield net proceeds sufficient to potentially pay a portion of or fully satisfy the $22,000,000 preference payment to the Registrant. The sale, however, is subject to the buyer's due diligence review as well as a number of other conditions. Accordingly, there can be no assurance that the sale will be consummated. If the sale is consummated, it is not expected that it will occur until December 2004 at the earliest. Further, prior to any sale being consummated, the Development Partnership will be required to build a parking garage at an estimated cost of $20,000,000 to ensure that sufficient parking is provided under applicable zoning laws and agreements.

3.       RELATED PARTY TRANSACTIONS

         Asset management fees earned by the Managing General Partner totaled $188,000 during the three months ended March 31, 2004 and March 31, 2003.

         The Registrant paid the General Partners approximately $56,000 during the three months ended March 31, 2004 for distributions that should have been allocated to the General Partners in prior years.

4.       DISCONTINUED OPERATIONS

         The Registrant has classified the operations of its management partnership, Winthrop California Management Limited Partnership and its operating partnership, Crow Winthrop Operating Partnership as discontinued operations as a result of the sale of the Fluor Corporation World Headquarters Facility during 2002. Discontinued operations are summarized as follows:

                                                      Three  Months Ended
                                                            March 31,
                                                  ----------------------------
                                                     2004              2003
                                                  ----------        ----------
         Income                                   $        2        $        -
         Expenses                                          8                 5
                                                  ----------        ----------
         Loss from discontinued operations        $       (6)       $       (5)
                                                  ==========        ==========




                                    7 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

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

              In March 2004, the Managing General Partner of the Registrant was advised by the general partner of the Development Partnership that the Development Partnership has entered into an agreement to sell a portion of the Development Partnership's land for a purchase price that, if the sale is consummated, would yield net proceeds sufficient to potentially pay a portion of or fully satisfy the $22,000,000 preference payment to the Registrant. The sale, however, is subject to the buyer's due diligence review as well as a number of other conditions. Accordingly, there can be no assurance that the sale will be consummated. If the sale is consummated, it is not expected that it will occur until December 2004 at the earliest. Further, prior to any sale being consummated, the Development Partnership will be required to build a parking garage at an estimated cost of $20,000,000 to ensure that sufficient parking is provided under applicable zoning laws and agreements.





                                    8 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Liquidity and Capital Resources (Continued)

              The Registrant had $1,949,000 in cash and cash equivalents at March 31, 2004. Cash and cash equivalents are temporarily invested in short-term instruments. The Registrant's level of liquidity based upon cash and cash equivalents experienced a $581,000 decrease at March 31, 2004 as compared to December 31, 2003. The decrease resulted from $548,000 of net cash used in continuing operations and $56,000 of cash used in financing activities, which were partially offset by $23,000 of net cash provided by discontinued operations. Cash used in financing activities consisted of distributions to the General Partners for amounts that should have been allocated to them in prior years.

              In February 2004, Quadrangle Associates III LLC, an affiliate of Winthrop Financial Associates ("WFA"), a General Partner of the Registrant, offered to purchase up to 964 (27.54%) of the outstanding units of limited partnership interest of the Registrant for a purchase price of $2,450 per limited partnership interest upon the terms and subject to the conditions set forth in the affiliate's offer to purchase, as amended. The offer by Quadrangle Associates III LLC expired on March 31, 2004. Quadrangle Associates III LLC accepted a total of 160.25 (4.58%) of the outstanding units of limited partnership interest of the Registrant at the purchase price of $2,450 per unit. Pursuant to an agreement entered into with MB Special LLC, an entity affiliated with several original partners of WFA who retained an indirect minor interest in WFA and which has the right to review the Partnership's budget, distributions and extraordinary transactions, Mango Bay Realty LLC, an affiliate of MB Special LLC, has the right to acquire up to 46% of any units acquired by Quadrangle Associates III LLC in its offer, at any time prior to May 31, 2004.

              Results of Operations

              Net Loss

              The Registrant recorded a net loss of $210,000 for the three months ended March 31, 2004 as compared to a net loss of $374,000 recorded in 2003. The decrease in net loss is primarily due to a decrease in equity in loss of the Development Partnership of $126,000 and a decrease in general and administrative expenses of $43,000.

              Income

              Interest income decreased by $4,000 during the three months ended March 31, 2004 as compared to 2003. This decrease is due to lower cash balances invested during the three months ended March 31, 2004.

              Expenses

              Expenses decreased from $251,000 in 2003 to $208,000 in 2004, primarily as a result of decreased professional fees.



                                    9 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Results of Operations (Continued)

              Equity in Loss of Development Partnership

              Equity in loss of the Development Partnership was $126,000 for the three months ended March 31, 2003 compared to no loss recorded for the three months ended March 31, 2004. As a result of the settlement agreement that is described above in Liquidity and Capital Resources, the Registrant has not recorded any additional losses on their equity investment in the Development Partnership due to the Registrant's historical cost basis being lower than the preference payment that the Registrant is entitled to receive in connection with the settlement agreement.

              Discontinued Operations

              The Registrant has classified the operations of its management partnership, Winthrop California Management Limited Partnership and its operating partnership, Crow Winthrop Operating Partnership as discontinued operations as a result of the sale of the Fluor Corporation World Headquarters Facility in 2002. Loss from discontinued operations was $5,000 for the three months ended March 31, 2003 compared to a loss of $6,000 for the three months ended March 31, 2004.

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

              None of the recently issued accounting standards had any effect on the Partnership's financial statements.

              Quantitative and Qualitative Disclosures of Market Risk

              The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.


                                    10 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


ITEM 3.       CONTROLS AND PROCEDURES

              The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

              There have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


















                                    11 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004



PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


         (a)   Exhibits:

               Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

         (b)   Reports of Form 8-K:

               No reports on Form 8-K were filed during the period ended March 31, 2004.
















                                    12 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004



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



                            BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED
                                PARTNERSHIP
                                Managing General Partner



                            BY: /s/ Michael L. Ashner
                                ------------------------
                                Michael L. Ashner
                                Chief Executive Officer


                            BY: /s/ Thomas C. Staples
                                ------------------------
                                Thomas C. Staples
                                Chief Financial Officer





                               Dated: May 12, 2004










                                    13 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004



EXHIBIT INDEX



   Exhibit                                                                                Page No.
   -------                                                                                --------
   31.1     Chief Executive Officer's Certification, pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.                                                   15 - 16

   31.2     Chief Financial Officer's Certification, pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.                                                   17 - 18



   32       Certification of Chief Executive Officer and Chief Financial Officer,
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002.                                                 19


























                                    14 of 19