Form 10QSB
period 2004-06-30
WINTHROP CALIFORNIA INVESTORS LTD PARTNERSHIP
filed 2004-08-16
CIK 776105

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-14536

                Winthrop California Investors Limited Partnership
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                               Delaware                                         04-2869812
-------------------------------------------------------------   -----------------------------------------
                    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
                      incorporation or organization)

                7 Bulfinch Place, Suite 500, Boston, MA                         02114-9507
-------------------------------------------------------------   -----------------------------------------
                (Address of principal executive office)                         (Zip Code)

                         Registrant's telephone number, including area code (617) 570-4600
                                                                            --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

                                     1 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
                            FORM 10-QSB JUNE 30, 2004
                            -------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                  JUNE 30, 2004       DECEMBER 31,
                                                                                   (UNAUDITED)            2003
                                                                               ------------------   ----------------

ASSETS
------

Cash and cash equivalents                                                      $           1,701     $        2,530
Equity investment in Development Partnership                                              13,659             13,659
Assets of discontinued operations                                                              -                 68
                                                                               ------------------   ----------------

         Total assets                                                          $          15,360     $       16,257
                                                                               ==================   ================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
Accounts payable, accrued expenses and other                                   $              15     $          377
Liabilities of discontinued operations                                                         -                 39
                                                                               ------------------   ----------------

         Total liabilities                                                                    15                416
                                                                               ------------------   ----------------

Partners' capital:

Limited Partners -
      Limited Partners capital-units of Investor Limited Partnership Interest,
      $65,000 stated value per cash unit and $66,000 stated value per deferred unit; authorized - 3,500 units; issued
      and outstanding - 3,500 units                                                       34,955             35,386

General partners' deficit                                                                (19,610)           (19,545)
                                                                               ------------------   ----------------

         Total partners' capital                                                          15,345             15,841
                                                                               ------------------   ----------------

         Total liabilities and partners' capital                               $          15,360     $       16,257
                                                                               ==================   ================

                See notes to consolidated financial statements.

                                    2 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
                           FORM 10-QSB JUNE 30, 2004
                           -------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                   FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                  JUNE 30,             JUNE 30,               JUNE 30,               JUNE 30,
                                                    2004                 2003                   2004                  2003
                                               ----------------    ------------------      ----------------     -----------------

Income:

Miscellaneous income                           $             -     $              13        $            -      $             13
Interest income                                              3                     8                     7                    16
                                               ----------------    ------------------      ----------------     -----------------

                     Total income                            3                    21                     7                    29
                                               ----------------    ------------------      ----------------     -----------------

Expenses:

General and administrative                                  45                    32                    65                    95
Asset management fees                                      187                   187                   375                   375
                                               ----------------    ------------------      ----------------     -----------------

                     Total expenses                        232                   219                   440                   470
                                               ----------------    ------------------      ----------------     -----------------

Loss from continuing operations before
     equity in loss of Development Partnership            (229)                 (198)                 (433)                 (441)
Equity in loss of Development Partnership                    -                  (303)                    -                  (429)
                                               ----------------    ------------------      ----------------     -----------------

Loss from continuing operations                           (229)                 (501)                 (433)                 (870)
                                               ----------------    ------------------      ----------------     -----------------

Discontinued Operations:
Loss from discontinued operations                           (1)                   (6)                   (7)                  (11)
Equity in income of Jamboree LLC                             -                   540                     -                   540
                                               ----------------      ----------------      ----------------     -----------------

(Loss) income from discontinued operations                  (1)                  534                    (7)                  529
                                               ----------------    ------------------      ----------------     -----------------

                     Net (loss) income         $          (230)    $              33        $         (440)     $           (341)
                                               ================    ==================      ================     =================

Net loss allocated to General Partners         $            (5)    $               -        $           (9)     $             (7)
                                               ================    ==================      ================     =================

                                                                                                                      (Continued)

                See notes to consolidated financial statements.

                                    3 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
                            FORM 10-QSB JUNE 30, 2004
                            -------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (CONTINUED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                    FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,               JUNE 30,          JUNE 30,
                                                    2004                  2003                   2004              2003
                                              --------------------   ----------------      -----------------  ----------------

Loss from continuing operations allocated to
     Investor Limited Partners                $              (224)   $          (491)      $           (424)  $          (853)

(Loss) income from discontinued operations
     allocated to Investor Limited Partners                    (1)               524                     (7)              519
                                              --------------------   ----------------      -----------------  ----------------

Net (loss) income allocated to Investor
     Limited Partners                         $              (225)   $            33       $           (431)  $          (334)
                                              ====================   ================      =================  ================

Loss from continuing operations per unit of
   of limited partnership interest            $            (64.00)   $       (140.28)      $        (121.14)  $       (243.71)

(Loss) income from discontinued operations
     per unit of limited partnership interest               (0.28)            149.71                  (2.00)           148.28
                                              --------------------   ----------------      -----------------  ----------------

Net (loss) income per Unit of Limited
     Partnership Interest                     $            (64.28)   $          9.43       $        (123.14)  $        (95.43)
                                              ====================   ================      =================  ================

                See notes to consolidated financial statements.

                                    4 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
                            FORM 10-QSB JUNE 30, 2004
                            -------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                    UNITS OF
                                    INVESTOR            INVESTOR
                                     LIMITED             LIMITED              GENERAL                TOTAL
                                   PARTNERSHIP          PARTNERS'            PARTNERS'             PARTNERS'
                                    INTEREST             CAPITAL              DEFICIT               CAPITAL
                                ------------------  -------------------  ------------------   --------------------

Balance - January 1, 2004                   3,500   $           35,386   $         (19,545)   $            15,841

    Net loss                                    -                 (431)                 (9)                  (440)

    Distributions                               -                    -                 (56)                   (56)
                                ------------------  -------------------  ------------------   --------------------

Balance - June 30, 2004                     3,500   $           34,955   $         (19,610)   $            15,345
                                ==================  ===================  ==================   ====================

                See notes to consolidated financial statements.

                                    5 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
                            FORM 10-QSB JUNE 30, 2004
                            -------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                                        FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,             JUNE 30,
                                                                                     2004                  2003
                                                                                ------------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations:
      Loss from continuing operations                                           $            (433)    $          (870)
      Adjustments to reconcile loss from continuing
         operations to net cash used in continuing operations:
         Equity in loss of Development Partnership                                              -                 429
         Changes in liabilities:
            Decrease in accounts payable, accrued expenses
                and other                                                                    (362)               (245)
                                                                                ------------------    ----------------

                Net cash used in continuing operations                                       (795)               (686)
                                                                                ------------------    ----------------

Discontinued Operations:
      (Loss) income from discontinued operations                                               (7)                529
      Adjustments to reconcile (loss) income from discontinued operations to net cash provided by discontinued operations:
         Changes in assets and liabilities:
            Decrease in assets of discontinued operations                                      68                   -
            Decrease in liabilities of discontinued operations                                (39)                  -
                                                                                ------------------    ----------------

                Net cash provided by discontinued operations                                   22                 529
                                                                                ------------------    ----------------

                Net cash used in operating activities                                        (773)               (157)
                                                                                ------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Continuing Operations:
      Distributions to partners                                                               (56)                  -
                                                                                ------------------    ----------------

                Cash used in financing activities                                             (56)                  -
                                                                                ------------------    ----------------

                Net decrease in cash and cash equivalents                                    (829)               (157)

Cash and cash equivalents, beginning of period                                              2,530               3,375
                                                                                ------------------    ----------------

Cash and cash equivalents, end of period                                        $           1,701     $         3,218
                                                                                ==================    ================

                See notes to consolidated financial statements.

                                    6 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
                            FORM 10-QSB JUNE 30, 2004
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

         The results of operations for the six months ended June 30, 2004 and
         2003 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

2.       EQUITY INVESTMENT IN DEVELOPMENT PARTNERSHIP AND SUBSEQUENT EVENT

         The Registrant owned a 25% Limited Partner's interest in Crow Winthrop
         Development Limited Partnership (the "Development Partnership"), which was accounted for under the equity method of accounting. At June 30,
         2004, the historical cost basis of the Registrant's equity investment in the Development Partnership was $13,659,000. As described below, pursuant to a settlement agreement, the Registrant was entitled to receive a preference payment of $22,000,000 from any "Capital
         Transaction," as defined, in exchange for the Registrant surrendering its interest in the Development Partnership.

         In October 2003, the Registrant entered into a settlement agreement with Crow Irvine #2, a California Limited Partnership ("Crow") which holds a 75% interest in and is the general partner of the Development
         Partnership. The Registrant and Crow agreed to the dismissal of two lawsuits between them that were pending in the Superior Court of the
         State of California, County of Orange. In addition, the Registrant and
         Crow agreed to an amendment of their partnership agreement. As part of the amendment, the Registrant was entitled to receive a preference payment of $22,000,000 arising from any "Capital Transaction," as defined, that occurs during the period October 3, 2003 through October
         2, 2005, in exchange for the Registrant surrendering its interest in the Development Partnership to Crow. In July 2004, Crow entered into a
         Capital Transaction and paid the Registrant the $22,000,000 preference payment and the Registrant surrendered its interest in the Development
         Partnership to Crow. As a result of the surrender of the Registrant's interest in the Development Partnership, the Registrant's sole remaining asset is cash and cash equivalents. Accordingly, in August
         2004, after satisfying all outstanding payables and establishing necessary reserves, the Registrant distributed $23,083,026 to its limited partners ($6,595.15 per limited partner unit). The Registrant will recognize a gain for financial reporting purposes of approximately
         $8,341,000.

                                    7 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
                            FORM 10-QSB JUNE 30, 2004
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------

3.       RELATED PARTY TRANSACTIONS

         Asset management fees earned by the Managing General Partner totaled
         $375,000 during the six months ended June 30, 2004 and June 30, 2003.

         The Registrant paid the General Partners approximately $56,000 during the six months ended June 30, 2004 for distributions that should have been allocated to the General Partners in prior years.

         In February 2004, Quadrangle Associates III LLC, an affiliate of
         Winthrop Financial Associates ("WFA"), a General Partner of the
         Registrant, offered to purchase up to 964 (27.54%) of the outstanding units of limited partnership interest of the Registrant for a purchase price of $2,450 per limited partnership interest upon the terms and subject to the conditions set forth in the affiliate's offer to purchase, as amended. The offer by Quadrangle Associates III LLC expired on March 31, 2004. Quadrangle Associates III LLC accepted a total of 160.25 (4.58%) of the outstanding units of limited partnership interest of the Registrant at the purchase price of $2,450 per unit. In addition, in May 2004, Quadrangle Associates III LLC acquired one of the outstanding units of limited partnership interest of the
         Registrant. Pursuant to an agreement entered into with MB Special LLC, an entity affiliated with several original partners of WFA who retained an indirect minority interest in WFA and which has the right to review the Registrant's budget, distributions and extraordinary transactions,
         Mango Bay Realty LLC, an affiliate of MB Special LLC, had the right to acquire up to 46% of any units acquired by Quadrangle Associates III
         LLC in its offer, at any time prior to May 31, 2004. Mango Bay Realty
         LLC exercised its option in May 2004 and during the second quarter of
         2004, 74.175 units were transferred to Mango Bay Realty LLC. In addition, in July 2004, Quadrangle Associates III LLC acquired one of the outstanding units of limited partnership interest of the
         Registrant.

         Other affiliates of the general partner own 1,018 (approximately 29%)
         of the outstanding limited partnership units.

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

                                                                              Six Months Ended
                                                                                   June 30,
                                                                       ----------------------------
                                                                         2004               2003
                                                                       ----------        ----------

              Income                                                   $        5        $      540

              Expenses                                                         12                11
                                                                       ----------        ----------

              (Loss) income from discontinued operations               $       (7)       $      529
                                                                       ===========       ==========

                                    8 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
                            FORM 10-QSB JUNE 30, 2004
                            -------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------

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

              Liquidity and Capital Resources
              -------------------------------

              In October 2003, the Registrant entered into a settlement
              agreement with Crow Irvine #2, a California Limited Partnership
              ("Crow") which holds a 75% interest in and is the general partner of Crow Winthrop Development Limited Partnership (the "Development
              Partnership"). The Registrant and Crow agreed to the dismissal of two lawsuits between them that were pending in the Superior Court of the State of California, County of Orange. In addition, the
              Registrant and Crow agreed to an amendment of their partnership agreement. As part of the amendment, the Registrant was entitled to receive a preference payment of $22,000,000 arising from any
              "Capital Transaction," as defined, that occurs during the period
              October 3, 2003 through October 2, 2005, in exchange for the
              Registrant surrendering its interest in the Development
              Partnership to Crow. In July 2004, Crow entered into a Capital
              Transaction and paid the Registrant the $22,000,000 preference payment and the Registrant surrendered its interest in the
              Development Partnership to Crow. As a result of the surrender of the Registrant's interest in the Development Partnership, the
              Registrant's sole remaining asset is cash and cash equivalents.
              Accordingly, in August 2004, after satisfying all outstanding payables and establishing necessary reserves, the Registrant distributed $23,083,026 to its limited partners ($6,595.15 per limited partner unit). The Registrant will recognize a gain for financial reporting purposes of approximately $8,341,000.

              The Registrant had $1,701,000 in cash and cash equivalents at June
              30, 2004. Cash and cash equivalents are temporarily invested in short-term instruments. The Registrant's level of liquidity based upon cash and cash equivalents experienced an $829,000 decrease at
              June 30, 2004 as compared to December 31, 2003. The decrease resulted from $795,000 of net cash used in continuing operations and $56,000 of cash used in financing activities, which were partially offset by $22,000 of net cash provided by discontinued
              operations. Cash used in financing activities consisted of distributions to the General Partners for amounts that should have been allocated to them in prior years.

                                    9 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
                            FORM 10-QSB JUNE 30, 2004
                            -------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)
              ---------------------------------------------------------

              Liquidity and Capital Resources (Continued)
              ------------------------------------------

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
              Quadrangle Associates III LLC accepted a total of 160.25 (4.58%)
              of the outstanding units of limited partnership interest of the
              Registrant at the purchase price of $2,450 per unit. In addition, in May 2004, Quadrangle Associates III LLC acquired one of the outstanding units of limited partnership interest of the
              Registrant. Pursuant to an agreement entered into with MB Special
              LLC, an entity affiliated with several original partners of WFA who retained an indirect minority interest in WFA and which has the right to review the Registrant's budget, distributions and extraordinary transactions, Mango Bay Realty LLC, an affiliate of
              MB Special LLC, had the right to acquire up to 46% of any units acquired by Quadrangle Associates III LLC in its offer, at any time prior to May 31, 2004. Mango Bay Realty LLC exercised its option in May 2004 and during the second quarter of 2004, 74.175 units were transferred to Mango Bay Realty LLC. In addition, in
              July 2004, Quadrangle Associates III LLC acquired one of the outstanding units of limited partnership interest of the
              Registrant.

              Results of Operations
              ---------------------

              Net Loss

              The Registrant recorded a net loss of $440,000 for the six months ended June 30, 2004 as compared to a net loss of $341,000 recorded in 2003. The increase in net loss is due to a decrease in income from discontinued operations of $536,000 which was substantially offset by a decrease in the loss from continuing operations of
              $437,000.

              Income

              Interest income decreased by $9,000 during the six months ended
              June 30, 2004 as compared to 2003. This decrease is due to lower cash balances invested during the six months ended June 30, 2004.
              Miscellaneous income decreased by $13,000 during the six months ended June 30, 2004 as compared to 2003. The decrease is due to a general liability insurance reimbursement received from the
              Registrant's insurance carrier in 2003.

              Expenses

              Expenses decreased from $470,000 in 2003 to $440,000 in 2004, primarily as a result of decreased professional fees.

                                    10 of 19

                WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
                -------------------------------------------------
                            FORM 10-QSB JUNE 30, 2004
                            -------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)
              ---------------------------------------------------------

              Equity in Loss of Development Partnership

              Equity in loss of the Development Partnership was $429,000 for the six months ended June 30, 2003 compared to no loss recorded for the six months ended June 30, 2004. As a result of the settlement agreement that is described above in Liquidity and Capital
              Resources, the Registrant did not record any additional losses on their equity investment in the Development Partnership due to the
              Registrant's historical cost basis being lower than the preference payment that the Registrant was entitled to receive in connection with the settlement agreement.

              Discontinued Operations

              The Registrant has classified the operations of its management partnership, Winthrop California Management Limited Partnership
              and its operating partnership, Crow Winthrop Operating Partnership as discontinued operations as a result of the sale of the Fluor
              Corporation World Headquarters Facility (the "Headquarters
              Facility") in 2002. Income from discontinued operations was
              $529,000 for the six months ended June 30, 2003 compared to a loss of $7,000 for the six months ended June 30, 2004. Income from discontinued operations for the six months ended June 30, 2003 included $540,000 of equity in income of Jamboree LLC compared with no equity in income of Jamboree LLC for the six months ended
              June 30, 2004. The 2003 income was the result of a residual payment received of $540,000 from funds held in escrow from the sale of the Headquarters Facility.

              Quantitative and Qualitative Disclosures of Market Risk
              -------------------------------------------------------

              The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

ITEM 3.       CONTROLS AND PROCEDURES
              -----------------------

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

                                    11 of 19

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
               -------------------------------------------------
                           FORM 10-QSB JUNE 30, 2004
                           -------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a) Exhibits:

             Exhibits required by Item 601 of Regulation S-B are filed
             herewith and are listed in the attached Exhibit Index.

         (b) Reports of Form 8-K:

             No reports on Form 8-K were filed during the period ended June
             30, 2004.

                                    12 of 19

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
               -------------------------------------------------
                           FORM 10-QSB JUNE 30, 2004
                           -------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BY:   WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                          Managing General Partner

                           BY:  /s/ Michael L. Ashner
                                --------------------------------------------
                                Michael L. Ashner
                                Chief Executive Officer and Director

                           BY:  /s/ Thomas C. Staples
                                --------------------------------------------
                                Thomas C. Staples
                                Chief Financial Officer

                           Dated: August 13, 2004

                                    13 of 19

               WINTHROP CALIFORNIA INVESTORS LIMITED PARTNERSHIP
               -------------------------------------------------
                           FORM 10-QSB JUNE 30, 2004
                           -------------------------

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